Form 10KSB
period 1999-12-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2000-04-03
CIK 1054311

FORM 10 KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       [NO FEE REQUIRED] for the transition period from

       ____________ to ____________



                        Commission file number: 000-27487


                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                 (Name of small business issuer in its charter)


       CALIFORNIA                                         33-0770631
       ----------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

    2123 Garnet Ave., Suite B
     San Diego, California                                   92109
     ---------------------                                   -----
(Address of principal executive offices)                  (Zip Code)


          Issuer's telephone number, including area code:
                          (858) 581-2120


Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class                           Name of each exchange on which
registered


                               NONE

Securities registered pursuant to section 12(g) of the Securities Exchange Act:

Title of each class                           Name of each exchange on which
registered

   COMMON STOCK,
   No Par Value                                        NONE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]          No     [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10 KSB [ ]

As of December 31, 1999, 5,284,369 shares of the issuer's Common Stock were outstanding to approximately 530 shareholders of record.

DOCUMENTS INCORPORATED BY REFERENCE:

See Part III, Item 13, Exhibits and Reports on Form 8-K



                              PART I



Item 1:    DESCRIPTION OF BUSINESS

Forward-looking Statements

      Certain matters discussed in this Registration Statement on Form 10SB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Business Development

San Diego Soccer Development Corporation, a California corporation, was founded in 1997 to develop, own, and run a professional soccer team in San Diego, with the ultimate goal of becoming a Major League Soccer franchise. The Company is headquartered at 2123 Garnet Avenue, Suite B, San Diego, CA 92109.

The Company operates as The San Diego Flash soccer club. The Company stages professional soccer games and competes in the A-League, America's Division II professional league. The sanctioning body for the league is USL, or United Soccer Leagues, formerly known as USISL. In its inaugural season in San Diego, the team won the championship of the Pacific Division, and nearly captured the A-League title. In its second season, the Flash team captured its second straight Pacific Division crown, the first of the A-League's 30 teams nationwide to win back-to-back division championships in its first two years of competition. The team is currently beginning its 2000 season.

In the fourth quarter of 1999, the Company paid a $20,000 franchise fee for the Riverside County Elite Division III Soccer franchise. This fee was paid in anticipation of an agreement pursuant to which the Company will purchase a 75% interest in Riverside County Soccer Development Corporation, which operates the Elite. The Company expects such transaction to be finalized in the first or second quarter of the 2000 fiscal year.

Business of Issuer

      Marketing and Distribution

The Company, as part of its regular business and promotion of its San Diego Flash brand name, currently sells branded merchandise at its home games. Through the 1998 season and the 1999 season, the Company's merchandise was produced and sold through a local vendor. This contract has recently been terminated, and the merchandise operation has been brought in-house. The Company believes that this change will allow it to make a greater margin on the sales of its merchandise, as well as allowing greater control of price points, quality, and product mix.

The Company plans to expand its merchandise operation to include sales at kiosk-based locations in selected malls in San Diego County. The plan is for these kiosk outlets to sell Flash branded merchandise, as well as general soccer merchandise and equipment. The Company plans to place kiosks in 3 major malls in the greater San Diego area.

The Company has increased its ticket sales distribution effort by hiring a ticket sales contractor, Sportix.net. The contract calls for Sportix.net to provide telemarketing and sales services to the Company in return for a commission on each ticket sold. The Company believes that this contract will increase overall ticket sales.

      Proprietary Rights

The team currently claims trademark protection for the brand name "San Diego Flash". It holds a franchise with the USL as an A-League team, the top division of the USL. The A-League is currently regarded as the `second division' of American soccer, behind the MLS (Major League Soccer). The Company has sublease agreements with concessionaires at its games for sales of food and non-alcoholic beverages.

      Competition

The Company's A-League soccer franchise competes for sports entertainment dollars not only with other major league sports, but also with college athletics, high-school athletics and other sports-related (and non-sports related) entertainment in the San Diego area.

      Seasonality

Seasonal aspects of the sport of Soccer have a material effect on the company's operations. These effects are largely self-evident in the attached financials and audit of the Company.

      Employees

The Company presently employs its officers and directors, and certain clerical staff on an "as needed" basis. This includes 10 full-time and 1 part-time management personnel, and 26 part-time players and coaching personnel.


ITEM 2:    DESCRIPTION OF PROPERTY

The Company presently utilizes approximately 1,350 square feet of office space and related equipment and resources, including computers, printers, typewriters, desk, conference table and cabinets.

The Company, through Yan K Skwara and Marta Glodkoska, Yan Skwara's mother, who are lessees, leases 1,350 sq ft from Mark Spitzer under a three-year lease agreement. The lease will run out in January 1, 2002. Currently, the lease payment is $1,350 a month. The terms of lease agreement does not call for any increase in the payments. Mr. Skwara and Mrs. Glokoska pass the lease cost direct to the Company with out any compensation.

The Company has signed a Use of Facilities Agreement with San Diego Mesa College. The agreement provides a "pre game rental charge" of $1450 per game and seasonal cost of $3,000 per year to be paid on or before December 15 of each year. The terms of contract are for one year and renewable by mutual consent of the parties.

It is the management's belief that all facilities are adequately insured against damage and loss.


ITEM 3:    LEGAL PROCEEDINGS

The  Company is not  currently  subject to any legal  proceeding.  Further,  the
Company  is  not  aware  of  any  contemplated   action  or  proceeding  by  any
governmental authority to which Company is a participant.


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


                                     PART II

ITEM 5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Currently, the shares of the Company are not listed on any national exchange including the "Pink Sheets" or on the over-the-counter Bulletin Board.

Recent Sales of Unregistered Securities

From October 13, 1997 to January 31, 1999 the Company offered and privately sold 458,300 shares of Common Stock at $1.00 per share for a total of $458,300. The offering was underwritten by Lloyd Wade Securities, 5005 LBJ Freeway, Suite 360, Dallas, TX. Attached to this offering were warrants, 183,320 of which were issued. The warrants are convertible into common stock at an exercise price of $1.25/share. 72,400 of the warrants were exercised in 1998 and 13,000 were exercised in 1999. 97,920 remain outstanding. These warrants will expire between October 2001 and June 2003. Commissions of 15% were paid on 43,000 shares sold by brokers at Lloyd Wade Securities. No general forms of advertising were used in connection with the issuance of the shares. This issuance was exempt from the registration provisions of the Act by virtue of Section 4(2) and Regulation D as promulgated thereunder.

From February 3, 1999 to December 31, 1999, the Company offered and privately sold 183,320 shares of Common Stock at $1.00 per share for a total of $183,320. The Company may sell up to a total of 1,000,000 shares under this offering before it is closed. No underwriters were used in connection with the issuance of these shares. No general forms of advertising were used in connection with the issuance of the shares. This issuance is exempt from the registration provisions of the Act by virtue of Section 4(2) and Regulation D as promulgated thereunder.

The Company sold convertible debt securities in 1999, pursuant to two series of promissory notes. A total of $733,950 was sold under the Series 99-1 Promissory Note. As of December 31, 1999, $404,850 has been converted into common stock at 1 share per dollar held in the notes. $329,100 of said notes remain outstanding. The Series 99-1 Promissory Notes matured on December 31, 1999. These issuances are exempt from the registration provision of the Act by virtue of Section 4(2) and Regulation D as promulgated thereunder.

The Company issued 1,319,700 shares of restricted common stock in 1998 and 1,500 shares of restricted common stock in 1999 as compensation to employees. The shares were issued in reliance upon the exemption contained in Section 4(2) under the Securities Act.

The Company issued 260,000 shares of restricted common stock in 1997, 150,000 shares of restricted common stock in 1998 and 268,935 shares of restricted common stock in 1999 in exchange for consulting services provided to the Company. The shares were issued in reliance upon the exemption contained in
Section 4(2) under the Securities Act.

The Company issued 1,078,300 options to purchase shares of common stock in 1999 as additional compensation and bonus to employees and consultants, including some officers and directors of the Company (See "Item 10: Executive Compensation" below). These options are exercisable at $0.05/share and will expire in April of 2004. The shares were issued in reliance upon the exemption contained in Section 4(2) under the Securities Act.

The Company sold 150,000 shares of restricted common stock in September, 1997 in exchange for an existing A-league soccer franchise. This is the franchise under which the team currently operations. (See "Item I: Description of Business") The shares were issued in reliance upon the exemption contained in Section 4(2) under the Securities Act.

The Company sold 650,000 shares of restricted common stock in 1998 and 295,000 shares of restricted common stock in 1999 in exchange for securities of other companies. These securities were immediately sold to produce a cash flow to the Company. The shares were issued in reliance upon the exemption contained in
Section 4(2) under the Securities Act.

ITEM 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company operates a top-ranked team in Soccer's A-League (Division II). The Company's gate receipts for 1999 decreased by 28.7 % from 1998. Operating costs of the Company increased by 69% from 1998 to 1999. It is important to mention that the revenues in the 1998 season were not enough to cover expenses and the Company experienced significant losses. This was also true for 1999.

The Company is working to build brand recognition of the San Diego Flash in the community. The Company's efforts to build its fan base include direct marketing to the youth soccer market, general advertising, and media relations with all local sports media outlets. Another effort to improve visibility and recognition of the team involves awarding complementary tickets to potential fans that have yet to attend a game. The team plans to reduce the number of complimentary tickets in the coming year, as the visibility and recognition of the brand has increased.

The Company sold convertible debt securities in 1999, pursuant to two series of promissory notes. A total of $719,950 was sold under the Series 99-1 Promissory Note. As of December 31, 1999, $390,850 has been converted into common stock at 1 share per dollar held in the notes. $329,000 is said notes remain outstanding. The Series 99-1 Promissory Notes matured on December 31, 1999. A total of $37,900 was sold under the Series 99-2 Promissory Note. These notes are convertible into common stock at 1 share per dollar held in the notes. As of December 31, 1999, none of the Series 99-2 Promissory Notes had been converted.

The Company, as part of its regular business and promotion of its San Diego Flash brand name, currently sells branded merchandise at its home games. Through the 1998 season and the 1999 season, the Company's merchandise was produced and sold through a local vendor. This contract has recently been terminated, and the merchandise operation has been brought in-house. The Company believes that this change will allow it to make a greater margin on the sales of its merchandise, as well as allowing greater control of price points, quality, and product mix.

The Company plans to expand its merchandise operation to include sales at kiosk-based locations in selected malls in San Diego County. The plan is for these kiosk outlets to sell Flash branded merchandise, as well as general soccer merchandise and equipment. The Company plans to place kiosks in 3 major malls in the greater San Diego area. The Company believes that these kiosks will prove to be revenue-producers, and also feels that they will serve an important marketing function in increasing community awareness of the San Diego Flash. Uncertainties in being able to accomplish this merchandising plan include possible non-availability of space at local malls, potential lack of public acceptance of the products sold, and potential competition from other outlets.

The Company's contract with a local food and beverage concessionaire has also been terminated. The Company plans to contract with a professional caterer to service the food and beverage needs of its fans, and believes that its revenue from food and beverage will increase from this change.

The Company has increased its ticket sales distribution effort by hiring a ticket sales contractor, Sportix.net. The contract calls for Sportix.net to provide telemarketing and sales services to the Company in return for a commission on each ticket sold. The Company believes that this contract will increase overall ticket sales.

Seasonality

Since the Company's team plays from April to September each year, the business operations are highly seasonal. With the major sources of revenue for the Company coming from team operations, this seasonality is material.


ITEM 7:    FINANCIAL STATEMENTS

(Begins on Page 16 Below)


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL MATTERS

Not Applicable



                             PART III


ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A).


      The following persons represent the Board of Directors and Officers of the Company as of December 31, 1999:

         Name                Age                 Title
         ----                ---                 -----

Yan K. Skwara                 34        Director, President, CEO

Sam Kaloustian                30        Chariman, VP, General

Trisha Bollman                29        Director, Secretary

Chris Payne                   32        Director, COO

Steven R. Peacock             52        Director


      Directors are elected on an annual basis. The terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected.

      Yan K. Skwara. Mr. Skwara is founder, and has been President and a Director of the Company since its inception; he was elected CEO of the Company in September, 1998. For the past 10 years, Mr. Skwara has been employed as an investment banker, holding various securities licenses through several investment banking firms. Mr. Skwara is currently employed full-time with the Company and brings his prior experience in the investment banking world to the Company. Mr. Skwara has significant experience in management, product support and overall knowledge in the investor relations arena. Mr. Skwara also maintains a significant background in the soccer industry. He is a student of the game and has been actively playing the game for 17 years and began his professional career in soccer at age nineteen where he signed his first professional contract with a club in Germany. Prior to playing overseas, Mr. Skwara studied and played at California State University of Los Angeles. He played in Germany for two years before coming back to the states to finish his career in Los Angeles. After a professional career, Mr. Skwara acquired his North Texas Soccer `D' Coaching License and also was founder and partner of a semi-pro franchise in Dallas, Texas in 1994.

      Sarkis Kaloustian. Mr. Kaloustian has previously served as Chairman of the Board of Directors, and was elected Vice President and General Manager in September. Prior to that date, Mr. Kaloustian served as CEO of the Company. Mr. Kaloustian is an attorney licensed to practice law in the State of California and has been a legal practitioner in a civil law firm predominantly engaged in business and corporate transaction and litigation matters for the past four years. Mr. Kaloustian, aside from his duties as Vice President and General Manager, is also the Company's in house corporate counsel. Prior to practicing law as a civil trial attorney and joining Company's management team, Mr.
Kaloustian interned for the United States Attorneys' Office, the District Attorney's Office as well as the San Diego Attorney's Office. He is currently a volunteer and vice-president for the San Diego County Soccer League; a San Diego based Premier amateur adult league. Mr. Kaloustian has also served as a volunteer member for the City of San Diego Recreation Department Sports Council for Mira Mesa from 1995 until present. Mr. Kaloustian has extensive experience in corporate legal and management matters, as well as over twelve years of experience in coordinating and operating soccer clubs and leagues. Mr. Kaloustian has played soccer for over 21 years and has played semi-professional soccer for club teams in both Los Angeles and Glendale, California. He has also been coaching collegiate level players in San Diego for the past seven years.

      Trisha Bollman. Ms. Bollman has been Corporate Secretary and Director of Investor Relations since the Company's inception. Prior to joining the Company, she was employed from 1989 to 1992 as an Insurance Underwriter and from 1992 to present has worked in several Investment Banking Firms in the corporate finance division as well as head of operations. She is a licensed Series 11 Assistant Representative registered with the National Association of Securities Dealers. Utilizing her skills in investment banking, Ms. Bollman assists in the Company's investor relations and marketing division.

      Christopher M Payne. Since April 1999, Mr. Payne has been a Director and Chief Operating Officer of the Company. Between May 1998 and April 1999, Mr. Payne was the Chief Operating Officer of a startup sportswear Company where he developed relationships with third-party vendors and manufacturers. From December 1994 until April 1998, Mr. Payne was Vice President of a gaming development Company which financed and built hotels and casinos in the Philippines and Costa Rica. He is experienced in both the creation and evaluation of business plans and private placement memoranda. He also has extensive construction and project management experience and is a valuable asset in the scheduling of tight deadlines and complex projects. Mr. Payne holds a Bachelor of Arts in Psychology from the University of California, San Diego that he received in 1992. Mr. Payne is a native of England but is currently a resident of San Diego.

      Mr. Steven R. Peacock, is President and founder of Peacock Financial Corporation which he has worked for for 22 years. He has extensive experience in real estate development, property management and construction. His vision, creative mind, persistence and direction have positioned Peacock Financial Corporation to take advantage of the upturn in the real estate marketplace, but also to increase shareholder value through the creation or acquisition of subsidiaries strategically positioned within their own industries.


      Except as noted above, during the past five years, none of the Company's executive officers or directors have been convicted in a criminal proceeding (other than traffic violations and other minor offenses) or been parties to any bankruptcy, insolvency or similar proceedings, individually, or as an executive officer of general partner of a business in bankruptcy, insolvency or similar proceedings.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options to executive officers of the Company, during the fiscal year ending December 31, 1999:



       Name         Number of Securities     Percent of      Exercise
       ----         --------------------     ----------      --------

Yan K. Skwara              150,000              13.9           $.05

Sarkis Kaloustian          50,000                4.6           $.05

Trisha Bollman             50,000                4.6           $.05

Chris Payne                130,000              12.1           $.05



Section 16(A) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission and the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file, or late filing, of such reports. Based solely on the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and written representations with respect to filing of such Forms, the Company is aware that no Forms have been filed timely to date. Initial Form 3's are being filed concurrently herewith by mailing. The Company knows of no Form 4 filings required by any officer, director or 10% shareholder at this time.


ITEM 10:   EXECUTIVE COMPENSATION


The following table sets forth information concerning cash and non-cash compensation paid or accrued on behalf of the Company's Chief Executive Officer, Yan K. Skwara, for the fiscal years ended December 31, 1998 and December 31, 1999. No other person had a total salary and bonus in excess of $100,000 for the fiscal years ended December 31, 1998 and 1999.


                                     SUMMARY COMPENSATION TABLE


             Annual Compensation                                         Long Term Compensation

-----------------------------------------------------------------------------------------------------------------
  (a)        (b)       (c)         (d)           (e)           (f)            (g)         (h)           (i)
-----------------------------------------------------------------------------------------------------------------
                                                             Restricted
Name and                                        Other          Stock                      LTIP           All
Principal                                       Annual        Awards(s)                  Payouts        Other
Position    Year    Salary($)     Bonus      Compensation       ($)         Options        ($)       Compensation
--------    ----    ---------     -----      ------------       ---         -------        ---       ------------

Yan K.      1998    $60,000*       N/a           N/a            N/a         150,000        N/a           N/a
Swara, CEO

            1999    $60,000*       N/a           N/a            N/a         150,000        N/a           N/a

* Indicated salary is an amount currently being accrued by Company.




Compensation of Directors

      The Directors of the Company are not paid any fee for their services in such capacity.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Set forth below is the direct ownership of the Registrants Common voting stock by Directors, Officers or any owner of 5% or more of the Common Stock of Registrant as of December 31, 1999:



  Title of          Name and Address                Amount of and Nature
  Class           of Beneficial Owner            of the Beneficial Ownership        Percent of Class
  -----           -------------------            ---------------------------        ----------------


  Common           Trisha Bollman                        571,428                       12.8 %
  Stock            1560 Chalcedony #H
                   San Diego, Ca 92109

  Common           Sarkis Kaloustian                     571,428                       12.8 %
  Stock            1246 Roslyn Lane
                   La Jolla, Ca 92037

  Common           Yan Skwara                            571,428                       12.8 %
  Stock            1680 Chalcedony #H
                   San Diego, Ca. 92109

  Common           Altomare Trust                        237,000                        5.3 %
  Stock            3883 Ruffin Road
                   San Diego, Ca 92123

  Common           Lloyd Wade Securities                 116,000                        2.6 %
  Stock            5005 LBJ Freeway
                   Dallas, TX 75246

  Common           Peacock Financial Corporation         200,000                        4.5 %
  Stock            2531 San Jacinto Ave
                   San Jacinto, Ca 92583



ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All of the Company's officers and directors have been in the past and may continue to be active in business with other companies and on their own behalf. All officers and directors have retained the right to conduct their own independent business interests; these activities may give rise to conflicts of interest with the Company. The officers and directors have agreed that if a business opportunity relating to the Company's business comes to the attention of its officers or directors, such opportunity will be made available to the Company and the Company shall have the right of first refusal with regard to such opportunity, after full disclosure of the opportunity to the Company. If an officer or director owes a fiduciary duty to another entity similar to the duty owed to the Company, it is possible that the conflict may be impossible to resolve in a manner that is equitable to both entities.

A majority of disinterested directors may reject a corporate opportunity for various reasons. If the Company rejects such opportunity, then any director or officer may avail themselves of such opportunity. In addition, if an opportunity is presented to the Company, and one or more of the Company's officers or directors has an outside interest in the opportunity, the opportunity will be reviewed at a meeting of the Board of Directors and the interested director(s) will not vote on issues relating to such opportunity. To the best ability and in the best judgment of the officers and directors of the Company, any conflicts of interest between the Company and the personal interest of the officers and directors of the Company will be resolved in a fair manner which will protect the interests of the Company.

ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

3.1      Articles of Incorporation (1)
3.2      By-laws (1)
4.1      Series 99-1 Promissory Note (1)
4.2      Form of Option Agreement
10.1     Lease agreement by and between Yan K. Skwara & Marta
         Glodkoska & Donn Lowrey and Russell Thurman, dated
         January 11, 1999 (1)
10.2     Stadium agreement by and between San Diego Soccer
         Development Corporation and San Diego Mesa College, dated November 2, 1998 (1)
27       Financial Data Schedule

---------------------------------

(1) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Form 10SB registration statement filed October 29, 1999.


         (b)   Reports on Form 8-K

                NONE.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SAN DIEGO SOCCER DEVELOPMENT CORPORATION


By:  /s/ Yan K. Skwara
----------------------

Yan K. Skwara, Chief Executive Officer
Date: March 31, 2000

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                       DATE



/s/ Yan K. Skwara         Chief Executive Officer   March 31, 2000
                          President

/s/ Steve Peacock         Chairman of the Board     March 31, 2000

/s/ John Upton            Director                  March 31, 2000

/s/ Sarkis Kaloustian     Director                  March 31, 2000

/s/ Chris Payne           Director                  March 31, 2000

                    San Diego Soccer Development Corporation

                              Financial Statements

                                December 31, 1998

                                       And

                                December 31, 1999






Index to Financial Statements.

                                                                            Page
Report of independent auditor................................................ 17
Balance Sheet as of December 31, 1999........................................ 18
Statements of Operations..................................................... 19
Statements of Shareholders' (Deficit)........................................ 20
Statements of Cash Flows..................................................... 20
Notes to Financial Statements................................................ 22

                          Independent Auditors' Report


To the Board of Directors and Stockholders
San Diego Soccer Development Corporation
San Diego, California

We have audited the accompanying balance sheets of San Diego Soccer Development Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Diego Soccer Development Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has sustained recurring losses and negative cash flows since its inception in 1997 and it had a working capital deficiency and was in default under the terms of its convertible promissory notes at January 1, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ Logan Throop & Co., LLP
---------------------------
San Diego, California

February 28, 2000

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION

                               DBA SAN DIEGO FLASH

                                 BALANCE SHEETS





                                              1999                1998
                                          -----------       -----------------
Assets

Current assets

  Cash                                     $ 50,253               $ 298
  Shareholder advances                            -                 100
  Trading securities                              -              22,725

   Total current assets                      50,253              23,123


Other assets
  Deposit                                     1,350                   -
  Property and equipment, net                18,119               9,695
  Soccer franchise, net                     166,800             143,000
                                            -------             -------
   Total other assets                       186,269             152,695
                                            -------             -------


  Total assets                            $ 236,522           $ 175,818
                                          =========           =========


----------------------------------------------------------------------------------------
Liabilities and stockholders' equity

Current liabilities

  Bank overdraft                          $  1,065              $ 7,871
  Accounts payable                         102,005               40,138
  Accrued liabilities                       42,483              177,912
  Accrued payroll and payroll taxes        212,764              154,236
  Loans from affiliated company              2,273                    -
  Shareholder loans                              -               45,090
  Note payable                              15,646               16,979
  Convertible promissory Notes             329,100                    -
  Deferred revenue                          32,490               18,066
                                          --------              -------

   Total current liabilities               737,826              460,292
                                           -------              -------

Stockholders' equity
  Common stock, no par value,
            20,000,000 shares authorized,  5,284,369 and 3,801,484 shares issued and outstanding at December 31, 1999
            and 1998, respectively.      2,000,298              852,703
  Common stock subscribed, 12,000 shares    12,000                    -
  Stock subscriptions receivable           (48,000)            (172,500)
  Additional paid in capital               941,363               88,460
  Accumulated deficit                   (3,406,965)          (1,053,137)

   Total stockholders' equity             (501,304)            (284,474)
                                           -------             --------

Total liabilities and stockholders'
                            Equity     $   236,522             $175,818
                                       ===========             =========


                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION

                               DBA SAN DIEGO FLASH

                            STATEMENTS OF OPERATIONS



                                       1999                         1998
                                    -----------               -----------------

Revenue:

     Ticket sales                    $ 58,789                    $ 82,534
     Corporate sponsorships           183,829                     199,489
     Other revenue                     10,224                      10,361
                                        -----                      ------

      Total revenue                   252,842                     292,384
                                      -------                     -------

Operating expenses
    General and administrative      1,346,795                     504,738
    Game and player expenses          641,575                     458,418
    Advertising and promotion         630,097                     311,124
                                      -------                     -------

      Total operating expenses      2,365,625                   1,274,280
                                    ---------                   ---------

Loss from operations               (2,365,625)                   (981,896)
Other income (loss)
  Gain (loss) on trading securities    36,067                     (25,136)
  Loss on abandoned equipment          (6,400)                          -
  Interest expense                    (17,870)                     (4,832)
    Total other income (loss)          11,797                     (29,968)
                                       ------

Net loss                          $(2,353,828)                $ (1,011,864)
                                   ==========                 ============

Loss per share                    $     (0.50)                $      (0.35)
Average number of shares
  outstanding                       4,692,432                    2,906,987

                                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION

                                             DBA SAN DIEGO FLASH

                                      STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                   Common Stock               Stock                         Total
                                               --------------------       subscriptions   Accumulated    Stockholders'
                                               Shares        Amount        receivable       Deficit    equity (deficit)
                                               ------        ------        ----------       -------    ----------------


Balance at December 31, 1997                 2,352,284   $   187,893    $      --      $   (41,273)   $   146,620

  Issuance of stock and warrants for cash      354,300       354,300           --             --          354,300
  Issuance of stock for services               100,000        80,000           --             --           80,000
  Issuance of stock for trading securities     650,000       118,770           --             --          118,770
  Warrants exercised                            72,400        36,200           --             --           36,200
  Stock subscriptions receivable               172,500       172,500       (172,500)          --             --
  Issuance of stock for syndication cost       100,000          --             --             --             --
  Syndication costs paid                          --          (8,500)          --             --           (8,500)
  Net loss                                        --            --             --       (1,011,864)    (1,011,864)
                                               -------     ---------      ---------        -------        -------


Balance at December 31, 1998                 3,801,484       941,162       (172,500)    (1,053,137)      (284,474)
                                             =========       =======       ========     ==========       ========

-----------------------------------------------------------------------------------------------------------------------

  Issuance of stock and warrants for cash       16,000        16,000           --             --           16,000
  Issuance of stock for cash                   148,300       148,300           --             --          148,300
  Warrants exercised                            13,000         6,500           --             --            6,500
  Stock subscriptions payable                     --            --           12,000           --           12,000
  Issuance of stock for services               273,600       273,600           --             --          273,600
  Stock subscription receivable satisfied
    by receipt of services                        --            --          110,500           --          110,500
  Issuance of stock to satisfy accrued
    liabilities                                194,000       155,200           --             --          155,200
  Issuance of stock for trading securities     295,000        78,345           --             --           78,345
  Payment stock subscription receivable           --            --           62,000           --           62,000
  Stock subscriptions receivable                48,000        48,000        (48,000)          --             --
  Issuance of stock for syndication cost        70,135          --             --             --             --
  Issuance of stock for equipment               20,000        20,000           --             --           20,000
  Issuance of stock for converted notes        404,850       404,850           --             --          404,850
  Stock options issued                            --         849,703           --             --          849,703
  Net loss                                        --            --             --       (2,353,828)    (2,353,828)
                                             ---------     ---------       --------     ----------     ----------


Balance at December 31, 1999                 5,284,369     2,941,661        (36,000)    (3,406,965)      (501,304)
                                             =========     =========       ========     ==========       ========


                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION

                               DBA SAN DIEGO FLASH

                            STATEMENTS OF CASH FLOWS

                                                           1999                 1998
                                                       -----------        -----------------

Cash flows from operating activities:

   Net loss                                            $(2,353,828)       $(1,011,864)
   Adjustments to reconcile net loss to
        net cash used by operating activities:
    Depreciation and amortization                           11,376              8,020
    (Gain) loss on trading securities                      (36,067)            25,136
    Loss on abandoned fixed assets                           6,400               --
    Stock issued for services                              384,100             80,000
    Stock options issued for services                      671,718               --
    Corporate sponsorship for trading securities              --               35,537
    (Increase) decrease in deposits                         (1,350)              --
    Proceeds from sale of trading securities               137,137            106,558
    Increase (decrease) accounts payable                    61,867             42,504
    Increase (decrease) bank overdraft                      (6,806)             7,871
    Increase (decrease) accrued liabilities                246,284            302,036
    Increase (decrease) deferred revenue                    14,424             18,066


       Net cash (used) by operating activities            (864,745)          (457,210)
                                                          --------           --------

Cash flows from investing activities:
   Purchase of soccer franchise                            (20,000)              --
   Purchase of property and equipment                         --               (5,716)
                                                           -------             ------

    Net cash provided (used) by investing activities       (20,000)            (5,716)
                                                           -------            -------


Cash flows from financing activities:

   Proceeds from sale of stock, net issuance costs         182,800            382,000
   Proceeds from stock subscription receivable              62,000              --
   Proceeds from promissory notes                          733,950              --
   Payment of notes payable                                 (1,333)             --
   Payment of obligation for soccer franchise                 --              (30,000)
   Proceeds from note payable                                 --               10,920
   Proceeds from rlated party loans, net                     2,273              --
   Proceeds from shareholder loans, net                    (44,990)            32,541

    Net cash provided by financing activities              934,700            395,461
                                                           -------            -------

Net increase(decrease) in cash                              49,955            (67,465)

Cash at beginning of period                                    298             67,763
                                                           -------             ------


Cash at end of period                                  $    50,253        $       298
                                                       ===========        ===========
Supplemental disclosures:
Interest paid                                          $     6,277        $     --

Noncash financing and investing activities:
   Stock issued in exchange for equipment              $    20,000        $     --
   Stock issued in exchange for trading securities     $    78,345        $   118,770
   Stock subscription receivable                       $    48,000        $     --
   Stock issued for settlement of accrued liabilities  $   155,200        $   172,500
   Stock issued for syndication costs                  $    70,135        $    80,000
   Stock issued for convertible promissory notes       $   404,850        $     --
   Stock options for accrued liabilities               $   177,985        $     --
   Soccer franchise financed                           $    10,000        $     --

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION

                              DBS SAN DIEGO FLASH

                         NOTES TO FINANCIAL STATEMENTS



1.    Organization and Operations

      Organization
      San Diego Soccer Development Corporation, (the "Company"), was incorporated on August 22, 1997 in the state of California. The Company is engaged in the management and marketing of a professional soccer team. The majority of the Company's revenues are currently generated from corporate sponsorships and ticket sales. The Company exited the development stage and held its first game during 1998.


2.    Summary of Significant Accounting Policies

      Trading Securities
      Equity securities are classified as Trading Securities and are available-for-sale to support current operations. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses are recognized as income or loss during the current period. Realized gains and losses are recognized using the weighted average cost method.

      Property and Equipment
      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (one to five years) using the straight-line method.

      Soccer Franchise
      The membership in the United Systems of Independent Soccer Leagues (USISL) represents the original purchase price of the franchise recorded at cost and is amortized using the straight line method over a 25 year period. Each franchise is continuously evaluated by management to determine if its carrying value will be realized based upon the estimated discounted cash flow expected from the franchise. Additional amortization will be recognized in a period a decline in value is identified.

      Revenue and Expense Recognition
      Revenue from ticket sales is recognized at the time the home game, to which such proceeds relate, is played. Accordingly, advance ticket sales for the next season are recorded as deferred revenues and recognized ratably during the applicable season. Revenue from advertising and promotions is recognized ratably during the season the promotion relates to is played. Professional league team expenses, principally player compensation, are recorded as expense over the entire Professional Soccer League regular season. Administrative, general, advertising and promotional expenses are charged to operations as incurred.

      Income Taxes
      Deferred income taxes are provided for the estimated tax effects of timing differences between income for tax and financial reporting. A valuation allowance is provided against deferred tax assets, where realization is uncertain. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of net operating losses and depreciation.

      Net Earnings Per Common Share
      Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the numerator and denominator are adjusted to reflect the decrease in earnings per share or the increase in loss per share that could occur if securities or other contracts to issue common stock, such as stock options and convertible notes, were exercised or converted into common stock that then shared in the Company's earnings or loss.

      The Company was required to compute primary and diluted loss per share amounts for 1999 and 1998 pursuant to SFAS 128. Since the Company had losses applicable to common stock in 1999 and 1998, the assumed effects of the exercise of outstanding stock options and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

      Stock Options
      The Company has granted options to purchase common stock to various individuals and officers of the Company in return for various services rendered to the Company. Under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company is recognizing the compensation cost using the estimated fair value method. Under the fair value method, total compensation cost is the estimated fair value of the stock options at the grant date, less any amount paid by the employee for the stock options.

      Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   Trading Securities

     Following is a summary of trading securities:


     December 31,                           1999            1998
     -----------------------------------------------------------

     Aggregate cost                        $   0         $ 37,819
     Gross unrealized holding loss            (0)         (15.094)
                                              --          -------

     Aggregate fair value                  $   0         $ 22,725
                                           =====         ========


4.    Property and equipment

      Depreciation expense for the years ended December 31, 1999 and 1998 were $5,176 and $2,050, respectively. Property and equipment consist of the following:

      December 31,                           1999              1998
      ----------------------------------------------------------------------

      Soccer equipment                      $ 6,000          $ 6,000
      Computers and software                 17,716            5,715
                                             ------            -----
                                             23,716           11,715
      Less accumulated depreciation          (5,597)          (2,020)
                                             ------           ------
                                            $18,119          $ 9,695
                                            =======          =======


5.    Soccer Franchises

      During 1997, the Company purchased a soccer franchise to operate the San Diego Flash in San Diego, California. The Company paid cash and common stock for the franchise and the value of the stock portion was determined based on the cash price of a 1998 A-League franchise, which was the first season the Company could participate in the league.

      During 1999, the Company purchased a D-3 Pro League franchise for $30,000. The new franchise is playing in Riverside and will serve as a farm team for the San Diego Flash. The franchises have been amortized as follows:

      December 31,                          1999              1998
      ------------------------------------------------------------
      Soccer Franchises                  $ 180,000         $ 150,000
      Accumulated amoritization            (13,200)           (7,000)
                                           -------            ------
                                         $ 166,800         $ 143,000
                                         =========         =========

6.    Related Party Transactions

      Stockholder Loans
      Certain stockholders of the Company paid game and player expenses on behalf of the Company. As of December 31, 1998 the amount owed was included in the ending balance payable to stockholders. The balances payable to stockholders were due on demand and accrued interest at 8%. Accrued interest was included in the ending balance. The balance was completely paid off during 1999.

      Loans from Affiliated Company
      During 1999, certain officers of the Company formed another company to acquire and operate a Las Vegas soccer franchise. The Company received loans from that company and have accrued interest at 10%. The loan is due on demand.

      Stock for Trading Securities
      The Company traded shares of its stock for stock of a publicly trading company's stock at a highly discounted rate in order to get cash for operations. The President of the publicly traded company is also a major shareholder of the Company. During 1999 this shareholder also became a director of the Company. (See note 10)


7.    Note Payable

      The Company has a note payable to an individual bearing interest at 10%. The note is due on demand.

8.    Convertible Promissory Notes

      In order to obtain "bridge" funds while a public offering is being prepared, the Company issued convertible notes with a face amount totaling $733,950 during 1999. The notes bear interest at 8% per annum and are convertible into common stock at $1.00 per share at the option of the holder. The notes matured on December 31, 1999. During 1999, the noteholders converted $404,850 of convertible notes into 404,850 shares of common stock. The remaining balance of $329,100 is in default as of January 1, 2000.


9.    Leasing Activities

      The Company leases its office facilities under an operating lease that expires on January 16, 2002. The base rent under the lease is $1,350 per month. The Company also leased a soccer field from a local community college on an annual lease that expired at the end of 1999. The base rent was $1,450 per home game. The Company has one other operating lease for equipment. Operating lease expense for 1999 and 1998 was $59,247 and $40,103 respectively.

      The future annual minimum lease payments under operating leases at December 31, 1999 are as follows:


      Year Ending December 31,
      ------------------------------------------------------------------------
         2000                                          $ 17,628
         2001                                            16,914
                                                         ------
      Total Minimum Lease Payments                     $ 34,542
                                                       ========

10.   Stockholders' Deficit

      Common Stock
      During 1997, the Company prepared a private placement memorandum offering 1,000,000 Common Shares (the Offering). The 1,000,000 common shares were offered at a price of $5.00 per unit. Each unit included 5 common shares and entitled the investor to 2 warrants to purchase additional shares of common stock for $.50 per share. The price per unit was allocated $4.00 to the shares and $1.00 to the warrants. Under the Offering the Company sold 458,300 common shares and raised $425,050 net of syndication costs.

      A second private placement memorandum dated February 3, 1999 (Second Offering) offered 1,000,000 common shares at a price of $1.00 per share. Under the Second Offering, the Company raised $148,300.

      During the last quarter of 1998 the Company traded 650,000 shares of its stock for stock of a publicly trading company's stock at a highly discounted rate in order to get cash for operations. Most of the stock received in the trade was liquidated, however, stock valued at $22,725 was still held in trading securities at December 31, 1998. The President of the publicly traded company is also a major shareholder of the Company. During 1999 this shareholder also became a director of the Company.

      During 1999 the Company traded an additional 200,000 shares with the same publicly traded company, again at a highly discounted rate, in order to get cash for operations. The Company further traded 95,000 shares with another publicly traded company for shares valued at $38,792 on the date of trade. All of the trading securities were liquidated by the end of 1999.

      Warrants
      Warrants for 183,320 shares were issued along with the first private placement. Warrants for 85,400 were exercised in total during 1999 and 1998, leaving 97,920 outstanding at December 31, 1999. The warrants expire in 2001.

      Convertible promissory notes
      At December 31, 1999 the Company had convertible promissory notes outstanding which were convertible into 329,100 shares of common stock. (See note 8)

      Stock Options
      The Company had the following common stock option transactions during the year ended December 31, 1999:

                                                   Weighted     Contractual life
                                Shares or price     Average        of Options
                                   per share     Exercise Price    Outstanding
                                   -------------------------------------------


     Options outstanding at
       January 1, 1999                    0                0                0

     Options granted                985,300            $ .05       3.67 years

     Options granted                100,000            $1.25       3.67 years

     Options exercised                    0                0                0

     Options forfeited or
        expired                           0                0                0
        ---------------------------------------------------------------------

     Options outstanding at
       December 31, 1999          1,085,300            $ .16      3.67 years
       ---------------------------------------------------------------------

     Options price range at
       end of year                 $.05 through $1.25
       ---------------------------------------------------------------------

     Exercisable at end of
       year                       1,085,300
       ---------------------------------------------------------------------

10.   Stockholders' Deficit (Continued)

      Stock Options (Continued)
      The fair value of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value has been calculated ignoring the volatility factor which is allowed for a non-public company. The following assumptions were used to estimate the fair values of options:

          Risk free interest rate         5.5%
          Expected life                   4 years
          Expected dividend yield         0%

      The weighted average fair value at the grant date of the options awarded during the year was $0.78.


11.   Income Taxes

      At December 31, 1999, the Company had federal and state tax net operating loss carryforwards of approximately $3,156,000. The federal and state tax loss carryforwards will expire at various dates through year 2019 unless previously utilized and may be significantly limited in use as a result of changes in ownership of the Company.

      Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $1,041,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain. The valuation allowance increased during 1999 and 1998 by $728,000 and $299,000, respectively.


      December 31,                             1999           1998
      -----------------------------------------------------------------

      Deferred tax assets computed at 34%
         Net operating loss                 $1,041,000     $ 274,000
         Accrued bonus compensation                  0        39,000
                                                     -        ------
      Net deferred tax assets                1,041,000       313,000
                                             ---------       -------

      Valuation allowance for deferred      (1,041,000)     (313,000)
                                            ----------      --------

      Total deferred tax assets             $        0     $       0
      --------------------------------------------------------------


12.   Contingencies - Going Concern

      As reported in the financial statements, the Company has an accumulated deficit of approximately $3,407,000 at December 31, 1999 and has incurred a loss from operations for the year then ended. In addition, the Company was not able to pay their promissory notes when the notes matured on December 31, 1999. The Company's shareholders' deficit was $501,304 and its current liabilities exceeded its current assets by $687,573.

     These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

     In order to continue as a going concern, develop and grow its game attendance, revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to build soccer stadiums in both San Diego and Riverside County, hiring of administrative, sales and marketing personnel;
     (2) continuing to use stock options to pay for employee compensation and marketing services; (3) converting promissory notes into common stock; (4) expanding the revenue sources from corporate sponsors, television and radio advertising, concessions, merchandise sales, soccer camps, concerts and other stadium events. In addition, management is continually seeking to improve the operations and grow the business through a variety of venues. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


  13.Subsequent Events

      Common Stock (unaudited)
      As of March 1, 2000 the Company has issued 12,000 common shares for marketing services and 2,000 shares for bonus compensation pertaining to the year 2000.

      Convertible Promissory Notes (unaudited)
      In order to obtain bridge funds while in the process of completing a formal registration with the Security Exchange Commission, the Company has issued convertible notes with a face amount totaling $54,900 as of March 1, 2000. The notes bear interest at 8% per annum and are convertible into common stock at $1.00 per share at the option of the holder. The notes mature on July 1, 2000.

      Merger (unaudited)
      During December 1999 the Company entered into negotiations to merge with Roller Coaster, Inc. (a Nevada Corporation). Roller Coaster, Inc. is a public shell with no activity other than inception in December 1995 and a 1:10 stock split in October 1999. The merger was consummated in the month of March 2000.

      According to the merger agreement the surviving corporation will be named San Diego Soccer Development Corporation and will be a Nevada Corporation. Shares will be exchanged 1:1 for the public shell's shares. The merger will result in approximately 7,784,000 shares outstanding (2,500,000 shares pertaining to the former Roller Coaster, Inc.) Shares authorized will be 100,000,000 common stock at $.001 par value and 50,000,000 preferred shares at $.001 par value. In connection with the merger, the Company incurred $200,000 in consulting fees on the merger. The merger is expected to be accounted for as a pooling-of-interests.