Form 10QSB
period 2000-03-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2000-05-23
CIK 1054311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number 000-27487



        (Exact name of small business issuer as specified in its charter)

             CALIFORNIA                                   33-0770631
    ------------------------------------               ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


     2123 Garnet Ave., Suite B, San Diego, California            92019
     -------------------------------------------------       --------------
     (Address of Principal Executive Offices)                  (Zip Code)

               Registrant's telephone number, including area code:
                                 (858) 581-2120


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes X    No

        The issuer had 6,559,369 shares outstanding as at March 31, 2000.

Transitional Small Business Disclosure Format (check one):

                                            Yes      No  X

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION

                                      INDEX


                                                                                        PAGE NO.
                                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements for the Three Months Ended March 31, 2000 and 1999



Accountants' Report                                                                          3

Financial Statements:

      Balance Sheets (unaudited)                                                             4

      Statements of Operations (unaudited)                                                   6

      Statements of Stockholders' Deficit (unaudited)                                        7

      Statements of Cash Flows (unaudited)                                                   8

      Notes to Financial Statements  (unaudited)                                             10


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operation.                                                                        16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                                   18

Item 2. Changes in Securities and Use of Proceeds.                                           18

Item 3. Defaults Upon Senior Securities.                                                     18

Item 4. Submission of Matters to a Vote of Security Holders.                                 18

Item 5. Other Information.                                                                   18

Item 6. Exhibits and Reports of Form 8-K.                                                    18
         (a)      Exhibits
         (b)      Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.

                               ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
San Diego Soccer Development Corporation
San Diego, California

We have reviewed the balance sheets of San Diego Soccer Development Corporation and subsidiary as of March 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has sustained recurring losses and negative cash flows since its inception in 1997 and it had a working capital deficiency and was in default under the terms of its convertible promissory notes at March 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of this uncertainty.

Logan Throop & Co., LLP
San Diego, California

May 19, 2000

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                               DBA SAN DIEGO FLASH
                                 BALANCE SHEETS

March 31,                                              2000             1999
                                                   (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------

ASSETS


Current assets
 Cash                                               $ 71,240          $ 71,331
 Employee advances                                     3,125               100
 Receivable from shareholder                           5,000                 -
--------------------------------------------------------------------------------

        Total current assets                          79,365            71,431
--------------------------------------------------------------------------------

Other assets
 Deposit                                               1,350                 -
 Property and equipment, net                          26,851            20,510
 Soccer franchises, net                              165,000           141,500
--------------------------------------------------------------------------------

        Total other assets                           193,201           162,010
--------------------------------------------------------------------------------

 Total assets                                       $272,566          $233,441
--------------------------------------------------------------------------------

                 See accompanying notes and Accountants' report

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                               DBA SAN DIEGO FLASH
                           BALANCE SHEETS (CONTINUED)

March 31,                                                                              2000            1999
                                                                                   (Unaudited)      (Unaudited)
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                                 $    211,989      $    100,949
 Accrued liabilities                                                                    46,972            16,671
 Accrued payroll and payroll taxes                                                     200,831           151,514
 Line of credit from affiliated company                                                241,760                 -
 Loans from affiliated company                                                           2,273                 -
 Stockholder loans                                                                           -            35,244
 Note payable                                                                           11,146            16,386
 Convertible promissory notes                                                          193,000                 -
 Deferred revenue                                                                       43,429            30,151
----------------------------------------------------------------------------------------------------------------

    Total current liabilities                                                          951,400           350,915
----------------------------------------------------------------------------------------------------------------

Stockholders' deficit
 Common stock, no par value, 20,000,000 shares authorized, 6,559,369 and
    4,438,984 shares issued and outstanding at March 31, 2000
    and 1999, respectively                                                           2,750,298         1,124,159
 Common stock subscribed, 12,000 shares                                                 12,000                 -
 Stock subscriptions receivable                                                        (1,000)                 -
 Additional paid in capital                                                          1,024,663            88,460
 Accumulated deficit                                                               (4,464,795)       (1,330,093)
----------------------------------------------------------------------------------------------------------------

       Total stockholders' deficit                                                    (678,834)        (117,474)
----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficit                                       $    272,566      $   233,441
----------------------------------------------------------------------------------------------------------------

                 See accompanying notes and Accountants' report

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                               DBA SAN DIEGO FLASH
                            STATEMENTS OF OPERATIONS

March 31,                                                                             2000             1999
                                                                                  (Unaudited)       (Unaudited)
----------------------------------------------------------------------------------------------------------------
Revenue:
  Other revenue                                                                   $      1,887        $      659
----------------------------------------------------------------------------------------------------------------

   Total revenue                                                                         1,887               659
----------------------------------------------------------------------------------------------------------------

Operating expenses
 General and administrative                                                            392,663           116,318
 Game and player expenses                                                               55,532            54,898
 Advertising and promotion                                                             107,309           130,415
----------------------------------------------------------------------------------------------------------------

   Total operating expenses                                                            555,504           301,631
----------------------------------------------------------------------------------------------------------------

Loss from operations                                                                 (553,617)         (300,972)
----------------------------------------------------------------------------------------------------------------

Other income (loss)
 Gain (loss) on trading securities                                                           -            24,951
 Loan underwriting fee                                                               (500,000)                 -
 Interest expense                                                                      (4,213)             (935)
----------------------------------------------------------------------------------------------------------------

   Total other income (loss)                                                         (504,213)            24,016
----------------------------------------------------------------------------------------------------------------

Net loss                                                                          $(1,057,830)        $(276,956)
----------------------------------------------------------------------------------------------------------------

Loss per share                                                                    $     (0.18)        $   (0.06)
Average number of shares outstanding                                                 5,901,369         4,314,234

                 See accompanying notes and Accountants' report

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                               DBA SAN DIEGO FLASH
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                    Common Stock                                                Total
                                              ---------------------------       Stock         Accumulated    Stockholders'
                                                 Shares         Amount       subscriptions       Deficit    equity (deficit)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     3,801,484      $  941,163     $(172,500)     $(1,053,137)      $  (284,474)
----------------------------------------------------------------------------------------------------------------------------

  Issuance of stock and warrants for cash           16,000          16,000              -                -            16,000
  Issuance of stock for cash                       148,300         148,300              -                -           148,300
  Warrants exercised                                13,000           6,500              -                -             6,500
  Stock subscriptions payable                            -               -         12,000                -            12,000
  Issuance of stock for services                   273,600         273,600              -                -           273,600
  Stock subscription receivable satisfied
       by receipt of services                            -               -        110,500                -           110,500
  Issuance of stock to satisfy accrued
       liabilities                                 194,000         155,200              -                -           155,200
  Issuance of stock for trading securities         295,000          78,345              -                -            78,345
  Payment stock subscriptions receivable                 -               -         62,000                -            62,000
  Stock subscriptions receivable                    48,000          48,000       (48,000)                -                 -
  Issuance of stock for syndication cost            70,135               -              -                -                 -
  Issuance of stock for equipment                   20,000          20,000              -                -            20,000
  Issuance of stock for converted notes            404,850         404,850              -                -           404,850
  Stock options issued                                   -         849,703              -                -           849,703
  Net loss                                               -               -              -      (2,353,828)       (2,353,828)
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                     5,284,369       2,941,661       (36,000)      (3,406,965)         (501,304)
----------------------------------------------------------------------------------------------------------------------------

  Issuance of restricted stock for loan
      underwriting fee                           1,000,000         500,000              -                -           500,000
  Stock subscriptions receivable                         -               -         47,000                -            47,000
  Issuance of stock for converted notes            185,000         185,000              -                -           185,000
  Issuance of stock for cash                        79,000          54,000              -                -            54,000
  Stock options issued                                   -          83,300              -                -            83,300
  Issuance of stock for services                    11,000          11,000              -      (1,057,830)       (1,046,830)
----------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                        6,559,369      $3,774,961     $   11,000     $(4,464,795)      $  (678,834)
----------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes and Accountants' report

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                               DBA SAN DIEGO FLASH
                            STATEMENTS OF CASH FLOWS

March 31,                                                                2000                      1999
                                                                      (Unaudited)              (Unaudited)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(1,057,830)               $(276,956)
  Adjustments to reconcile net loss to
             net cash used by operating activities:
   Depreciation and amortization                                             3,152                    2,686
   (Gain) loss on trading securities                                            -                  (24,952)
   Stock issued for services                                                11,000                  143,200
   Stock issued for loan underwriting fee                                  500,000                       -
   Stock options issued for services                                        83,300                       -
   (Increase) decrease in employee advances                                (3,125)                       -
   (Increase) decrease receivable from shareholder                         (5,000)                       -
   Proceeds from sale of trading securities                                     -                    79,431
   Increase (decrease) accounts payable                                    109,984                    6,080
   Increase (decrease) bank overdraft                                           -                    (7,871)
   Increase (decrease) accrued liabilities                                 (8,508)                (109,232)
   Increase (decrease) deferred revenue                                     10,939                   12,085
-----------------------------------------------------------------------------------------------------------

      Net cash (used) by operating activities                            (356,088)                (175,529)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of soccer franchise                                               (200)                       -
  Purchase of property and equipment                                       (9,885)                       -
-----------------------------------------------------------------------------------------------------------

   Net cash provided(used) by investing activities                        (10,085)                       -
-----------------------------------------------------------------------------------------------------------


                 See accompanying notes and Accountants' report

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                               DBA SAN DIEGO FLASH
                      STATEMENTS OF CASH FLOWS (CONTINUED)

March 31,                                                              2000                     1999
                                                                   (Unaudited)               (Unaudited)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock, net issuance costs                         54,000                    84,500
  Proceeds from stock subscription receivable                             47,000                   172,500
  Proceeds from promissory notes                                          48,900                         -
  Payment of notes payable                                               (4,500)                  (10,440)
  Proceeds from line of credit from affiliated company                   241,760                         -
----------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                            387,160                   246,560
----------------------------------------------------------------------------------------------------------

Net increase(decrease) in cash                                            20,987                    71,031

Cash at beginning of period                                               50,253                       300
----------------------------------------------------------------------------------------------------------

Cash at end of period                                                    $71,240                   $71,331
----------------------------------------------------------------------------------------------------------


Supplemental disclosures:
Interest paid                                                                  -                         -

Noncash financing and investing activities:

  Stock issued in exchange for equipment                                       -                   $12,000
  Stock issued in exchange for trading securities                              -                   $31,755
  Stock issued for convertible promissory notes                         $185,000                        $-


                 See accompanying notes and Accountants' report

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
           (Unaudited for the 3 Months ended March 31, 2000 and 1999)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         SEASONAL FLUCTUATIONS

         The Company's primary business is the operations of the soccer team from April to September each year. The Company derives all its ticket and corporate sponsorship revenues during this period. The current financial statements for the three months ended March 31, 2000 and 1999, therefore, reflects results of operations during part of the Company's off-season, during which it incurs expenses in preparation for its operating season.

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

         NET EARNINGS PER COMMON SHARE

         Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the numerator and denominator are adjusted to reflect the decrease in earnings per share or the increase in loss per share that could occur if securities or other contracts to issue common stock, such as stock options and convertible notes, were exercised or converted into common stock that then shared in the Company's earnings or loss

         The Company was required to compute primary and diluted loss per share amounts for 1999 and 1998 pursuant to SFAS 128. Since the Company had losses applicable to common stock in 1999 and 1998, the assumed effects of the exercise of outstanding stock options and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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


3.       PROPERTY AND EQUIPMENT

         Depreciation expense for the three months ended March 31, 2000 and 1999 were $952 and $1,186, respectively. Property and equipment consist of the following:

                                                   March 31, 2000             March 31, 1999
         ---------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------
         Soccer equipment                            $ 15,685                  $   6,000
         Computers and software                         17,716                    17,716
         ---------------------------------------------------------------------------------------
                                                        33,401                    23,716
          Less accumulated depreciation                 (6,550)                   (3,206)
         ---------------------------------------------------------------------------------------
                                                      $ 26,851                  $ 20,510
         ---------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------

4.       SOCCER FRANCHISES

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

         During 1999, the Company purchased a D-3 Pro League franchise for $30,000. The new franchise is playing in Riverside and will serve as a farm team for the San Diego Flash. The franchises have been amortized as follows:


                                           March 31, 2000         March 31, 1999
         ----------------------------------------------------------------------------
         ----------------------------------------------------------------------------
         Soccer Franchise                      $  180,000            $  150,000
         ACCUMULATED AMORTIZATION                (15,000)                 (8,500)
         ------------------------------------------------------------------------

                                               $  165,000            $  141,500
         ----------------------------------------------------------------------------
         ----------------------------------------------------------------------------

5.       RELATED PARTY TRANSACTIONS


         LINE OF CREDIT FROM AFFILIATED COMPANY

         The Company entered into a Credit Line Loan Agreement with one of it's shareholders effective March 6, 2000. The Agreement provides for a line of credit of up to $500,000 for approved expenditures. The advances will bear interest at 10% per annum and the unpaid principal and interest is due on December 31, 2000. An underwriting fee was paid in the form of 1,000,000 restricted shares of the Company's common stock. Those shares were valued at $.50 per share and the entire fee was charged to operations during the quarter ended March 31, 2000.

         In connection with the agreement, the Company also agreed to reconstitute it Board of Directors by allowing the Lender to nominate three of the 5 directors, and to allow the Lender to approve budgets and significant expenditures, and to receive monthly financial statements. In addition the agreement provides that the lender will provide certain accounting and senior management overview services and public company reporting oversight in exchange for one percent (1%) of gross revenues.

         In the event of default, the Lender may terminate the agreement, declare the outstanding balance to be due and payable, and convert that balance into common restricted shares of the Company. The new shares to be issued would be the number necessary for the Lender to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants.

         LOANS FROM AFFILIATED COMPANY

         During 1999, certain officers of the Company formed another company to acquire and operate a Las Vegas soccer franchise. The Company received loans from that company and have accrued interest at 10%. The loan is due on demand.

         STOCK FOR TRADING SECURITIES

         During 1999 the Company traded shares of its stock for stock of a publicly trading company's stock at a highly discounted rate in order to get cash for operations. The President of the publicly traded company is also a major shareholder of the Company. During 1999 this shareholder also became a director of the Company. (See note 9)

6.       NOTE PAYABLE

         The Company has a note payable to an individual bearing interest at 10%. The note is due on demand.


7.       CONVERTIBLE PROMISSORY NOTES

         In order to obtain "bridge" funds while a public offering is being prepared, the Company issued convertible notes with a face amount totaling $733,950 during 1999 and $48,900 during 2000. The notes bear interest at 8% per annum and are convertible into common stock at $1.00 per share at the option of the holder. The 1999 notes matured on December 31, 1999. During 1999, the noteholders converted $404,850 of convertible notes into 404,850 shares of common stock. During 2000, the noteholders converted an additional $185,000. Of the remaining balance, $157,100 was in default as of January 1, 2000, and the remaining $35,900 mature July 1, 2000.


8.       LEASING ACTIVITIES

         The Company leases its office facilities under an operating lease that expires on January 16, 2002. The base rent under the lease is $1,350 per month. The Company also leased a soccer field from a local community college on an annual lease that expired at the end of 1999. The base rent was $1,450 per home game. The Company has one other operating lease for equipment. Operating lease expense for the three months ended March 31, 2000 and 1999 was $10,475 and $10,215 respectively.

         The future annual minimum lease payments under operating leases at March 31, 2000 are as follows:

          Years Ending March 31,
       -------------------------------------------------------------------------
       -------------------------------------------------------------------------
                2001                                              $  17,628
                2002                                                 12,507
       --------------------------------------------------------------------

            Total Minimum Lease Payments$                            30,135
       -------------------------------------------------------------------------
       -------------------------------------------------------------------------

9.       STOCKHOLDERS' DEFICIT

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

         CONVERTIBLE PROMISSORY NOTES

         At March 31, 2000 the Company had convertible promissory notes outstanding which were convertible into 193,000 shares of common stock. (See note 7)

         STOCK OPTIONS

         The Company had the following common stock option transactions during the quarter ended March 31, 2000:


         --------------------------------------------------------------------------------------------------------------
                                                                                                    Contractual life
                                                           Shares or price     Weighted average        of Options
                                                              per share         exercise price         Outstanding
         --------------------------------------------------------------------------------------------------------------
         Options outstanding at
          January 1, 2000                                          1,085,300                 $.16           3.67 years

         Options granted                                             102,500                 $.18           3.42 years

         Options exercised                                                 0                    0                    0

         Options forfeited or expired                                      0                    0                    0
         ---------------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------------

         Options outstanding at
         March 31, 2000                                            1,187,800                 $.17                 3.42
         ---------------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------------

         Options price range at end of year                        $ .05 through $1.25

         Exercisable at end of year                                1,187,800
         ---------------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------------

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

         The weighted average fair value at the grant date of the options awarded during the three months was $0.81.

10.      INCOME TAXES

         At March 31, 2000, the Company had federal and state tax net operating loss carry forwards of approximately $4,200,000. The federal and state tax loss carry forwards will expire at various dates through year 2020 unless previously utilized and may be significantly limited in use as a result of changes in ownership of the Company.

         Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $1,433,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

         March 31,                                                   2000                    1999
         ----------------------------------------------------------------------------------------
         Deferred tax assets computed at 34%:
         Net operating loss carry forwards                   $  1,394,000              $  328,000
            Accrued bonus compensation                             39,000                  39,000
         ----------------------------------------------------------------------------------------
         Net deferred tax assets                                1,433,000                 367,000

         Valuation allowance for deferred tax asset           (1,433,000)               (367,000)
         ----------------------------------------------------------------------------------------
         Total deferred tax assets                           $          0              $        0
         ----------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------

11.      CONTINGENCIES - GOING CONCERN

         As reported in the financial statements, the Company has an accumulated deficit of approximately $4,465,000 at March 31, 2000 and has incurred a loss from operations for the three months then ended. In addition, the Company was not able to pay their promissory notes when the notes matured on December 31, 1999. The Company's shareholders' deficit was $678,834 and its current liabilities exceeded its current assets by $861,000.

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

  12.    SUBSEQUENT EVENTS

         RECAPITALIZATION

         During 1999 the Company entered into negotiations to recapitalize the Company via a reverse merger into Roller Coaster, Inc. (a Nevada Corporation). Roller Coaster, Inc. is a public shell with no activity other than inception in December 1995 and a 1:10 stock split in October 1999. The agreement is awaiting approval by the Company's shareholders.

         According to the agreement the surviving corporation will be named San Diego Soccer Development Corporation and will be a Nevada Corporation. Shares will be exchanged 1:1 for the pubic shell's shares. The recapitalization will result in approximately 7,784,000 shares outstanding (2,500,000 shares pertaining to the former Roller Coaster, Inc.). Shares authorized will be 100,000,000 common stock at $.001 par value and 50,000,000 preferred shares at $.001 par value. In connection with the recapitalization, the Company incurred $200,000 in consulting fees.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of San Diego Soccer Development Corporation's financial condition and results of operations. Detailed information is contained in the financial statements included in this documents. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

         Management Discussion and Analysis of Financial Conditions and Results of Operations for first quarter 2000.

         As noted, the Company operates a professional franchise in United Soccer League's - A-League (Division II). The Company derives revenue and income from its ticket sales, merchandise, concessions, corporate sponsorship, soccer camps, and player transfer fees. The operating costs of the Company increased 84 percent from the first quarter 1999 to 2000. The increase can be attributed primarily to an increase in player salaries, administration, personnel and consulting. The revenue generated in 1999 was insufficient to satisfy the operating costs of the Company and the same is true for 2000. Though the rate of increase in operating costs has diminished, the Company has been operating at a loss in 2000.

         The standard revenue streams as mentioned above, in particular the sale of tickets have been modified significantly. The general practice of providing complimentary tickets and providing large blocks of free tickets to organizations has diminished and the Company has out-sourced the sales of its tickets. In addition, the general practice of fielding outside calls has been diverted to the out-source company. The in-house staff has worked on developing direct relationships between directors of youth soccer clubs. The clubs have to be dealt with in a delicate manner so as to prevent the alienation of other competitive clubs. The modified ticket program and the substantial reduction in the distribution of comp tickets have initially resulted in lower attendance rates. However, the name recognition of the team has improved and the forthcoming summer promotions and local youth club promotions are expected to increase the gate revenue. Further, a new Jr. Flash program has been instituted to divert the potential for comp ticket giveaway and increase walk-up attendance at matches.

         The anticipated increase in gate sales, though not apparent in the current quarter due to the off-season of the Team should increase merchandise and concession sales proportionately with the increase in gate traffic. Management believes the complimentary tickets and the purchased tickets will both promote a larger scale of profit from concession and merchandise sales. The merchandise sales at the venue has changed in 2000. The operation has become controlled in-house, where in 1999 the initial sales were outsourced. The current merchandise program creates a larger profit margin and should gain higher revenue for the Company if the projected gate traffic increases. The 2000 concessions are again outsourced and a percentage is collected from gross sales. The current agreement, with the new vendor call for a 25% payment of gross revenues generated from sales. Again, it must be noted that any viable increase in the later months in the 2000 season will be based on the increase of ticket sales and traffic. The out-sourcing of this function is currently the only alternative to staffing the operation in house. The staffing, inventory storage and control as well as employment and expertise in operating the concessions during the matches cannot be currently provided by in-house employment. Future changes may be conceivable to increase the profit margin. The projected changes at this stage based on the average number of fans in attendance makes the difference negligible and increases potential legal and financial liability to the Company.

         The corporate sponsorship aspects of the business are the foundation for generating large cash revenue. The current staff has not provided the viable cash flow and therefore required the recruitment and hiring of a professional Sales and Marketing Director. The Company has retained the services of Gabriel De La Fuente to head the sales department as Vice-President of Sales and Marketing. Mr. De La Fuente has had considerable years of sales experience for large national corporation and is strictly been positioned to deliver a large cash infusion via corporate sponsorship. The incumbent director of sales, Scott Crane will remain on staff to deliver the completed hard trade sponsors that have been developed the past two season. Mr. De La Fuente, though not hired until April 8, 2000 will carry the burden of developing a sponsorship program designed to deliver cash sponsors for the Company.

         The financial statements of the Company provide evidence of the seasonal nature of the business. The operational expenses have increased for the duration of the season, of which only two months of the increases have been noted in this quarter. In particular, the months of March and April increase in payroll due to player salaries. The general payroll of the Team has increased approximately 20% from 1999, though the financial data will show this in subsequent quarters due to many of the performance based contracts with the players. Some increase will be evident in the months of March and April of 2000.

                           PART II OTHER INFORMATION.

ITEM 1   LEGAL PROCEEDINGS

         In management's opinion, there are no material litigation matters pending or threatened against the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3 DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 29, 2000, the Company filed a preliminary proxy statement pursuant to Regulation 14A under the Exchange Act in connection with a Notice of a Special Meeting of Shareholders. The meeting was to be held on April 17, 2000. The meeting was for the purpose of: electing directors of the Company, reaffirming the proposed merger between the Company and Roller Coaster, Inc., a Nevada corporation; and, to consider and act upon such other business as may properly come before the special meeting.

         The Company received comments to its proxy statement from the Securities Exchange Commission. As such, the meeting was not held and a final proxy has not been submitted to shareholders for a vote.

         There was no other matter considered at the Special Meeting.

ITEM 5  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  27.1   Financial Data Schedule

         (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION


Dated May 19, 2000                   /s/  Yan K. Skwara
                                    -------------------------------------------
                                    Yan K. Skwara
                                    Chief Executive Officer