Form 10QSB
period 2000-06-30
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2000-08-14
CIK 1054311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number 000-27487


                    San Diego Soccer Development Corporation
        (Exact name of small business issuer as specified in its charter)

            CALIFORNIA                                 33-0770630
     --------------------------                --------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


    2123 Garnet Ave., Suite B, San Diego, California               92019
    ------------------------------------------------           --------------
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

                                Yes X      No

        The issuer had 6,814,969 shares outstanding as at June 30, 2000.

Transitional Small Business Disclosure Format (check one):

                                 Yes       No  X

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION.

                                      INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I - FINANCIAL INFORMATION                                                                            3

Item 1. Financial Statements                                                                              3

         Comparative Balance Sheets for the 6 months ended June 30, 2000 (Unaudited)                      3
         and the year ended December 31, 1999

         Comparative Unaudited Statements of Operations  for the 3 months ended June 30, 2000             5
         and June 30, 1999 and the 6 months ended June 30, 2000 and June 30, 1999

         Statements of Stockholder's Equity (Deficit) for the 6 months ended June 30, 2000                6

         Comparative Unaudited Statements of Cash Flow for the 3 months ended June 30, 2000               8
         and June 30, 1999, and for the 6 months ended June 30, 2000 and June 30, 1999

         Notes to Financial Statements                                                                   10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.            18

PART II - OTHER INFORMATION                                                                              20

Item 1. Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports of Form 8-K.
         (a)      Exhibits
         (b)      Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                  June 30,     December 31,
                                                    2000          1999
                                                  --------      --------
                                                 (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                      $ 51,329      $ 50,253
   Employee advances                                 2,525          --
                                                  --------      --------

     Total Current Assets                           53,854        50,253
                                                  --------      --------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)        25,639        18,119
                                                  --------      --------

OTHER ASSETS

   Receivable from shareholder                       5,000          --
   Deposits                                          1,350         1,350
   Soccer franchises, net (Note 3)                 163,200       166,800
                                                  --------      --------

     Total Other Assets                            169,550       168,150
                                                  --------      --------

TOTAL ASSETS                                      $249,043      $236,522
                                                  ========      ========

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                           June 30,         December 31,
                                                             2000               1999
                                                          -----------       -----------
                                                          (Unaudited)

CURRENT LIABILITIES
   Accounts payable                                       $   286,191       $   102,005
   Accrued expenses                                           263,283           255,247
   Bank overdraft                                                --               1,065
   Loans from related parties                                  16,702             2,273
   Deferred revenue                                            21,715            32,490
   Credit lines payable (Note 4)                              610,119              --
   Convertible promissory notes (Note 6)                      238,400           329,100
   Notes payable (Note 5)                                      25,390            15,646
                                                          -----------       -----------

     Total Current Liabilities                              1,461,800           737,826
                                                          -----------       -----------

     Total Liabilities                                      1,461,800           737,826
                                                          -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 20,000,000 shares authorized of no
    par value, 6,814,969 and 5,284,369 shares issued
    and outstanding, respectively                           3,005,898         2,000,298
   Common stock subscribed                                     12,000            12,000
   Additional paid-in capital                               1,071,523           941,363
   Stock subscriptions receivable                              (1,000)          (48,000)
   Accumulated deficit                                     (5,301,178)       (3,406,965)
                                                          -----------       -----------

     Total Stockholders' Equity (Deficit)                  (1,212,757)         (501,304)
                                                          -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                   $   249,043       $   236,522
                                                          ===========       ===========

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                            Statements of Operations
                                   (Unaudited)


                                               For the Three Months                 For the Six Months
                                                   Ended June 30,                     Ended June 30,
                                          -----------------------------       ------------------------------
                                              2000              1999              2000             1999
                                          -----------       -----------       -----------       -----------
REVENUES
   Ticket sales                           $    40,439       $    19,170       $    40,439       $    19,170
   Corporate sponsorships                      32,995           177,629            32,995           177,629
   Other revenue                                7,331             1,902             9,218             2,561
                                          -----------       -----------       -----------       -----------

     Total Revenues                            80,765           198,701            82,652           199,360
                                          -----------       -----------       -----------       -----------

EXPENSES

   General and administrative                 419,551           347,416           809,062           461,048
   Game and player expenses                   132,886           160,449           188,418           215,347
   Advertising and promotion                   71,865           205,489           179,174           335,904
   Depreciation and amortization                3,998             2,686             7,150             5,372
                                          -----------       -----------       -----------       -----------

     Total Expenses                           628,300           716,040         1,183,804         1,017,671
                                          -----------       -----------       -----------       -----------

     Loss From Operations                    (547,535)         (517,339)       (1,101,152)         (818,311)
                                          -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)

   Gain (loss) on trading securities             --               1,392              --              26,343
   Interest income                                280               378               555               707
   Loan underwriting fee                     (250,000)             --            (750,000)             --
   Interest expense                           (39,128)           (1,947)          (43,616)           (3,211)
                                          -----------       -----------       -----------       -----------

     Total Other Income (Expense)            (288,848)             (177)         (793,061)           23,839
                                          -----------       -----------       -----------       -----------

NET LOSS                                  $  (836,383)      $  (517,516)      $(1,894,213)      $  (794,472)
                                          ===========       ===========       ===========       ===========

BASIC LOSS PER SHARE                      $     (0.13)      $     (0.11)      $     (0.31)      $     (0.17)
                                          ===========       ===========       ===========       ===========

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                  Statements of Stockholders' Equity (Deficit)



                                                          Common         Additional        Stock
                                        Accumulated       Stock           Paid-In       Subscriptions
                                        Shares            Amount          Capital        Receivable         Deficit
                                        ------            ------          -------        ----------         -------
Balance, December 31, 1998             3,801,484      $   849,503      $    91,660      $  (172,500)      $(1,053,137)

Common stock and warrants
 issued for cash                          16,000           16,000             --               --                --

Common stock issued for cash             196,300          196,300             --            (48,000)             --

Common stock issued through
 exercise of warrants                     13,000            6,500             --               --                --

Common stock issued for
 services                                273,600          273,600             --               --                --

Receipt of stock subscription
 receivable                                 --               --               --            172,500              --

Common stock issued in lieu
 of accrued liabilities                  194,000          155,200             --               --                --

Common stock issued for
 trading securities                      295,000           78,345             --               --                --

Common stock issued for
 syndication costs                        70,135             --               --               --                --

Common stock issued for
 equipment                                20,000           20,000             --               --                --

Common stock issued in
 conversion of promissory notes          404,850          404,850             --               --                --

Stock options issued                        --               --            849,703             --                --

Net loss for the year ended
 December 31, 1999                          --               --               --               --          (2,353,828)
                                     -----------      -----------      -----------      -----------       -----------

Balance, December 31, 1999             5,284,369      $ 2,000,298      $   941,363      $   (48,000)      $(3,405,965)
                                     -----------      -----------      -----------      -----------       -----------

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                          Common         Additional          Stock
                                        Accumulated       Stock           Paid-In         Subscriptions
                                        Shares            Amount          Capital          Receivable          Deficit
                                        ------            ------          -------          ----------          -------
Balance, December 31, 1999               5,284,369      $ 2,000,298      $   941,363       $   (48,000)      $(3,406,965)

Common stock issued for loan
 underwriting fee (unaudited)            1,250,000          750,000             --                --                --

Common stock issued in
 conversion of promissory notes
 (unaudited)                               190,600          190,600             --                --                --
Common stock issued for cash
 (unaudited)                                79,000           54,000             --                --                --

Common stock issued for
 services (unaudited)                       11,000           11,000             --                --                --

Stock options issued (unaudited)              --               --            131,160              --                --
Receipt of stock subscription
 receivable (unaudited)                       --               --               --              47,000              --

Distribution to shareholder
 (unaudited)                                  --               --             (1,000)             --                --

Net loss for the six months ended
 June 30, 2000 (unaudited)                    --               --               --                --          (1,894,213)
                                       -----------      -----------      -----------       -----------       -----------

Balance, June 30, 2000
 (unaudited)                             6,814,969      $ 3,005,898      $ 1,071,523       $    (1,000)      $(5,301,178)
                                       ===========      ===========      ===========       ===========       ===========

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                            Statements of Cash Flows
                                   (Unaudited)



                                                               For the Three Months Ended          For the Six Months Ended
                                                                        June 30,                           June 30,
                                                             -----------------------------       -----------------------------
                                                                2000              1999               2000              1999
                                                             -----------       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                  $  (836,383)      $  (517,516)      $(1,894,213)      $  (794,472)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Depreciation and amortization                                 3,998             2,686             7,150             5,372
     (Gain) loss on trading securities                              --              (1,392)             --             (26,343)
     Stock issued for loan underwriting fee                      250,000              --             750,000              --
     Stock issued for services                                      --             206,908            11,000           350,108
     Stock options issued for services                            47,860            22,868           131,160            22,868
   Changes in operating assets and liabilities:
     (Increase) decrease in employee advances                        600            (2,908)           (2,525)           (2,908)
     (Increase) decrease in receivable from shareholder             --                --              (5,000)             --
     Increase (decrease) in accounts payable                      74,202           (22,389)          184,186           (16,309)
     Increase (decrease) in deferred revenue                     (21,714)          (30,151)          (10,775)          (18,066)
     Increase (decrease) in accrued expenses                      15,480           150,295             6,972            41,063
     Increase (decrease) in bank overdraft                          --                  43              --              (7,828)
                                                             -----------       -----------       -----------       -----------

       Net Cash (Used) by Operating Activities                  (465,957)         (191,556)         (822,045)         (446,515)
                                                             -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of trading securities                         --                --                --              79,431
   Purchase of fixed assets                                         (986)          (12,001)          (11,071)          (12,001)
                                                             -----------       -----------       -----------       -----------

       Net Cash (Used) by Investing Activities                      (986)          (12,001)          (11,071)           67,430
                                                             -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                     --              48,800           101,000           305,800
   Capital distributions                                          (1,000)             --              (1,000)             --
   Principle payments on convertible notes payable               (23,000)             --             (27,500)          (10,440)
   Cash received from notes payable                               14,244              --              14,244              --
   Convertible promissory notes proceeds                          74,000           151,075           122,900           151,075
   Line of credit proceeds                                       368,359              --             610,119              --
   Due to related companies                                       14,429              (452)           14,429              (452)
                                                             -----------       -----------       -----------       -----------

       Net Cash Provided by Financing Activities                 447,032           199,423           834,192           445,983
                                                             -----------       -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                  (19,911)           (4,134)            1,076            66,898

CASH AT BEGINNING OF PERIOD                                       71,240            71,330            50,253               298
                                                             -----------       -----------       -----------       -----------

CASH AT END OF PERIOD                                        $    51,329       $    67,196       $    51,329       $    67,196
                                                             ===========       ===========       ===========       ===========

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                       Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                               For the Three Months Ended          For the Six Months Ended
                                                                        June 30,                           June 30,
                                                             -----------------------------       -----------------------------
                                                                2000              1999               2000              1999
                                                             -----------       -----------       -----------       -----------


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
   Interest                                                  $    38,274               $--       $    38,274               $--
   Income taxes                                                      $--               $--               $--               $--

NON-CASH FINANCING ACTIVITIES

   Common stock issued for convertible promissory
     notes                                                   $    38,274               $--       $   190,600               $--
   Common stock issued in exchange for equipment                     $--               $--               $--       $    12,000
   Common stock issued for trading securities                        $--               $--               $--       $    31,755

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Organization

          San Diego Soccer Development Corporation, (the "Company") was incorporated on August 22, 1997 in the State of California. The Company is engaged in the management and marketing of a professional soccer team. The majority of the Company's revenues are currently generated from corporate sponsorships and ticket sales.

          b.   Accounting Methods

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

          c.   Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

          d.   Basic Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options, warrants and conversion of notes have not been included in the calculation as their effect is antidilutive for the periods presented.

          e. Property and Equipment

          Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

          f. Provision for Taxes

          At June 30, 2000, the Company has net operating loss carryforwards of approximately $5,000,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          g. Estimates

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

          h. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.

          i. Soccer Franchise

          The membership in the United Systems of Independent Soccer Leagues (USISL) represents the original purchase price of the franchise recorded at cost and is amortized using the straight-line method over a 25 year period. Each franchise is continuously evaluated by management to determine if its carrying value will be realized based upon the estimated discounted cash flow expected from the franchise. Additional amortization will be recognized in a period if a decline in value is identified.

          j. Revenue and Expense Recognition

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

          k. Seasonal Fluctuations

          The Company's primary business is the operations of the soccer team from April to September each year. The Company derives all its ticket and corporate sponsorship revenues during this period. The current financial statements for the six months and three months ended June 30, 2000 and 1999, therefore, reflects results of operations during part of the Company's off-season, during which it incurs expenses in preparation for its operating season.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          l. Stock Options

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

NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                                        June 30,            December 31,
                                                                        2000                1999
                                                                        ------------        ------------
                                                                        (Unaudited)
          Soccer equipment                                              $            6,000  $            6,000
          Promotional equipment                                                      9,684              -
          Computers and software                                                    17,716              17,716
                                                                        ------------------  ------------------

                                                                                    33,400              23,716
               Accumulated depreciation                                             (7,761)             (5,597)
                                                                        ------------------  ------------------

               Net property and equipment                               $           25,639  $           18,119
                                                                        ==================  ==================

NOTE 3 - SOCCER FRANCHISES

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

          During 1999, the Company purchased a D-3 Pro League franchise for $30,000. The new franchise is playing in Riverside and will serve as a farm team for the San Diego Flash. The franchises have been amortized as follows:

                                                                        June 30,            December 31,
                                                                        2000                1999
                                                                        ------------        ------------
                                                                        (Unaudited)
          Soccer franchises                                             $          180,000  $          180,000
          Accumulated amortization                                                 (16,800)            (13,200)
                                                                        ------------------  ------------------

          Net Soccer Franchises                                         $          163,200  $          166,800
                                                                        ==================  ==================

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 4 - RELATED PARTY TRANSACTIONS

          a. Credit Lines Payable

          The Company entered into a Credit Line Loan Agreement with one of it's shareholders effective March 6, 2000. The Agreement provides for a line of credit of up to $500,000 for approved expenditures. The advances bear interest at 10% per annum and the unpaid principal and interest is due on December 31, 2000. An underwriting fee was paid in the form of 1,250,000 restricted shares of the Company's common stock. The balance on this Credit Line at June 30, 2000 and December 31, 1999 was $509,577 and $-0-, respectively.

          In connection with the agreement, the Company also agreed to reconstitute its Board of Directors by allowing the Lender to nominate 3 of the 5 directors, and to allow the Lender to approve budgets and significant expenditures, and to receive monthly financial statements. In addition, the agreement provides that the Lender will provide certain accounting and senior management overview services and public company reporting oversight in exchange for one percent (1%) of gross revenues.

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

          The Company entered into a separate Credit Line Loan Agreement with an individual effective June 1, 2000. The agreement provides for a line of credit of up to $125,000 for approved expenditures. The advances bear interest at 10% per annum and the unpaid principal and interest is due on December 31, 2000. The balance outstanding at June 30, 2000 and December 31, 1999 was $100,542 and $-0-, respectively.

          b. Loans from Related Parties

          During 1999, certain officers of the Company formed another company to acquire and operate a Las Vegas soccer franchise. The Company received loans from that company and have accrued interest at 10%. The loan is due on demand. Additional advances have been received from other related parties through June 30, 2000. These amounts are non-interest bearing and due on demand.

          c. Stock for Trading Securities

          During 1999, the Company traded shares of its stock for stock of a publicly trading company's stock at a highly discounted rate in order to get cash for operations. The President of the publicly traded company is also a major shareholder of the Company. During 1999, this shareholder also became a director of the Company.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 5 - NOTES PAYABLE

          Notes payable consisted of the following:

                                                                        June 30,            December 31,
                                                                        2000                1999
                                                                        ------------        ------------
                                                                        (Unaudited)

          Note payable to an individual, interest at 10%
           per annum, principal and interest due December
           31, 2000, unsecured.                                         $           12,600  $           -

          Note payable to an individual, interest at 10%
           per annum, principal and interest due on
           demand, unsecured.                                                       12,790              15,646
                                                                        ------------------  ------------------

          Total Notes Payable                                                       25,390              15,646

          Less: Current Portion                                                    (25,390)            (15,646)
                                                                        ------------------  ------------------

          Long-Term Notes Payable                                       $                   $
                                                                        ==================  ==================

          The aggregate principle maturities of notes payable are as follows:

                         Year Ended
                         December 31,                                                                 Amount
                         ------------                                                           ------------------
                             2000                                                               $           25,390
                             2001                                                                           -
                             2002                                                                           -
                             2003                                                                           -
                             2004                                                                           -
                             2005 and thereafter                                                            -
                                                                                                ------------------
                             Total                                                              $           25,390
                                                                                                ==================


NOTE 6 - CONVERTIBLE PROMISSORY NOTES

          In order to obtain "bridge" funds while a public offering is being prepared, the Company issued convertible notes with a face amount totaling $733,950 during 1999 and $122,900 during 2000. The notes bear interest at 8% per annum and are convertible into common stock at $1.00 per share at the option of the holder. The 1999 notes matured on December 31, 1999. During 1999, the noteholders converted $404,850 of convertible notes into 404,850 shares of common stock. During 2000, the noteholders converted an additional $190,600 and paid $23,000 in cash. Of the remaining balance, $196,500 was in default as of January 1, 2000, and the remaining $41,900 matures July 1, 2000.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 7 - LEASING ACTIVITIES

          The Company leases its office facilities under an operating lease that expires on January 16, 2002. The base rent under the lease is $1,350 per month. The Company also leased a soccer field from a local community college on an annual lease that expired at the end of 1999. The base rent was $1,450 per home game. The Company has one other operating lease for equipment.

          The future annual minimum lease payments under operating leases at December 31, 1999 are as follows:

                         Year Ended
                         December 31,                                                                 Amount
                         ------------                                                           ------------------
                             2000                                                               $           17,628
                             2001                                                                           16,914
                             2002                                                                           -
                             2003                                                                           -
                             2004                                                                           -
                             2005 and thereafter                                                            -
                                                                                                ------------------
                             Total                                                              $           34,542
                                                                                                ==================

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

          a. Common Stock

          During 1997, the Company prepared a private placement memorandum offering 1,000,000 common shares (the Offering). The 1,000,000 common shares were offered at a price of $5.00 per unit. Each unit included 5 common shares and entitled the investor to 2 warrants to purchase additional shares of common stock for $0.50 per share. The price per unit was allocated $4.00 to the shares and $1.00 to the warrants. Under the Offering, the Company sold 458,300 common shares and raised $425,050 net of syndication costs.

          A second private placement memorandum dated February 3, 1999 (Second Offering) offered 1,000,000 common shares at a price of $1.00 per share. Under the Second Offering, the Company raised $148,300.

          During the last quarter of 1998, the Company traded 650,000 shares of its stock for stock of a publicly trading company's stock at a highly discounted rate in order to get cash for operations. Most of the stock received in the trade was liquidated, however, stock valued at $22,725 was still held in trading securities at December 31, 1998. The President of the publicly traded company is also a major shareholder of the Company. During 1999, this shareholder also became a director of the Company.

          During 1999, the Company traded an additional 200,000 shares with the same publicly traded company, again at a highly discounted rate, in order to get cash for operations. The Company further traded 95,000 shares with another publicly traded company for shares valued at $38,792 on the date of trade. All of the trading securities were liquidated by the end of 1999.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

          b. Warrants

          Warrants for 183,320 shares were issued along with the first private placement. Warrants for 85,400 were exercised in total during 1999 and 1998, leaving 97,920 outstanding at December 31, 1999. The warrants expire in 2001.

          c. Convertible Promissory Notes

          At June 30, 2000, the Company had convertible promissory notes outstanding which were convertible into 238,400 shares of common stock (see Note 6).

          d. Stock Options

          The Company had the following common stock option transactions during the quarter ended June 30, 2000:

                                                                                  Weighted                    Contractual
                                                                                   Average                    Life of
                                                                                  Exercise                    Options
                                                               Shares                Price                    Outstanding
                                                             ------------------------------------------------------------
          Options outstanding at
           January 1, 2000                                   1,085,300               $0.16                    3.67 years

          Options granted                                      190,000               $0.18                    3.42 years

          Options exercised                                         --                  --                     --

          Options forfeited or expired                              --                  --                     --

          Options outstanding at
           June 30, 2000                                     1,275,300               $0.17                    3.42
                                                             =========               =====                    ====

          Options price range at end of year:           $0.05 through $1.25

          Exercisable at end of year                         1,275,300
                                                             =========


          The fair value of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value has been calculated ignoring the volatility factor. The following assumptions were used to estimate the fair values of options:

                  Risk free interest rate                                5.5%
                  Expected life                                       4 years
                  Expected dividend yield                                  0%

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 9 - GOING CONCERN

          As reported in the financial statements, the Company has an accumulated deficit of approximately $5,301,000 at June 30, 2000 and has incurred a loss from operations for the six months then ended. In addition, the Company was not able to pay their promissory notes when the notes matured on December 31, 1999. The Company's shareholders' deficit was $1,212,757 and its current liabilities exceeded its current assets by $1,408,000.

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

NOTE 10 - PROPOSED MERGER

          During December 1999, the Company entered into negotiations to merge with Roller Coaster, Inc. (a Nevada Corporation). Roller Coaster, Inc. is a public shell with no activity other than inception in December 1995 and a 1:10 stock split in October 1999. The agreement was signed in the month of March 2000.

          According to the merger agreement, the surviving corporation will be named San Diego Soccer Development Corporation and will be a Nevada Corporation. Shares will be exchanged 1:1 for the public shell's shares. The merger will result in approximately 9,314,000 shares outstanding (2,500,000 shares pertaining to the former Roller Coaster, Inc.) Shares authorized will be 100,000,000 common stock at $0.001 par value and 50,000,000 preferred shares at $0.001 par value. In connection with the merger, the Company incurred $200,000 in consulting fees on the merger. The merger had not been approved by the stockholders at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of San Diego Soccer Development Corporation's financial condition and results of operation. Detailed information is contained in the financial statements included in this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

The following is the Management Discussion and Analysis of the Financial Conditions and Results of Operations for San Diego Soccer Development Corporation for second quarter 2000.

the Company owns and operates a professional soccer franchise in the United Soccer League's - A-League (Division II). The Company derives revenue and income from its ticket sales, merchandise, concessions, soccer camps and corporate sponsorship. The total operating expenses of the Company decreased 24.3% from second quarter 1999 to second quarter 2000. The decrease can be attributed to several operating expenses that were curtailed by less demand or other factors. A few of the substantial reductions involved decreases involved printing expenses, advertising and promotion and accrued payroll.

The Company has experienced a 78.4% reduction of printing expenses, down from $86,126.71 for the second quarter 1999 to $18,632.32 for the Company's second quarter 2000. the Company's general decrease in advertising and promotion is directly related to a modification of the Company's newly implemented grass-roots marketing efforts. The Company has previously expended capital on print advertising. This marketing strategy has been diminished because of new alliances with local media sponsors, both in television and radio. The alliances provide for television and radio ad campaigns that were procured through trade sponsorship and ticket giveaways. further, several local soccer clubs and the Company created new working relationships to provide a basis for grass-roots level marketing of the franchise. The Company's modified marketing efforts to promote its franchise contributed to the 65% reduction in advertising and promotional expenses, where the Company had expended $205,489.20 on advertising and promotional expenses for second quarter 1999 to $71,864.67 for second quarter 2000. The Company also saw a steep reduction of 46.6% in paid expenses for accrued payroll from 1999 to 2000.

The Company's increase in expenses for second quarter 2000 have been significantly related to the bridge loan financing. The standard revenue streams as mentioned above, have been continually modified and refined to achieve revenue targets. Most notably the ticket sales functions of the Company were modified by contracting with an out source ticket selling agency and developing new grass-roots programs that have been implemented by Company Staff. The Junior Flash club was created to promote the continued attendance of youth soccer players in San Diego and Junior Flash agreements were entered with two large youth soccer clubs to achieve this goal. The program allowed the Company to diminish its complimentary ticket giveaways, and create concrete working relationships with local club directors to cross promote each club. Ticket sales increased 111%, where in the second quarter 1999 the Company realized gross sales of $19,169.76, the Company grossed $40,438.91. The increase however can be attributed largely to a joint sales effort between Company staff and the out sourced ticket agency in selling season ticket packages.

Sales in merchandise have increased 100%, where in the second quarter of 1999, merchandise was out sourced and sales did not produce income. The Company has expanded its merchandise inventory selection by providing consumers a larger choice of apparel. Different designs in T-shirts, polo shirts and shirts adorning the names of the players have modestly produced additional income for the Company. In management's opinion, the anticipated consignment and wholesale sales agreements for the off season will provide the Company with an expanded base to sell its products and provide new avenues to branding its franchise's mark. Further, to prevent or diminish shrinkage in sales and income, the Company has staffed the merchandising booths with in-house staff and has created an inventory control system to track sales.

The concessions sales of the Company is currently out sourced to a professional catering company. The percentage collected from this contract has produced a 38.6% increase from second quarter 1999. The professionalism of the out sourced company has not only provided quality foods and beverages for Company consumers but has also provided the needed personnel to provide relatively quick and efficient service to waiting consumers. The projected increase of ticket sales and attendance should have a direct impact on increasing the sales of the concessions as the 2000 season progresses. Out sourcing this function of operation is currently the only alternative to staffing the concession in-house. The number of personnel required in addition to the experience and expertise in food handling and sales cannot be currently produced by in-house personnel. Future changes may be conceivable to increase the profit margin, however projected changes at this stage in relation to the venue occupied and the average fan attendance figures would make the difference in profit margins negligible and expose the Company to potential legal and financial liabilities. As such, the Company does not foresee an in-house catering operation in the near future.

The Corporate Sponsorship sales and marketing relationships have been developing over the past three months. Some of the immediate results have been the expanded television and radio promotional events. Time Warner has become a major sponsorship partner in promoting individual matches through its own game promotion and cable television exposure through an expanded ad campaign. Local radio stations have also come forward in providing on air drive-time ticket giveaways, thereby reaching different demographic groups throughout San Diego County. The current relationships are being expanded to provide future contracts for television and radio broadcast of franchise matches.

The Financial statements of the Company provide evidence of the seasonal nature of the business. The operational expenses have decreased overall during the second quarter 2000, apart from the financing expenses of the Company, and there has been a significant increase in several revenue streams.

                           PART II OTHER INFORMATION.

ITEM 1   LEGAL PROCEEDINGS

         In management's opinion, there are no material litigation matters pending or threatened against the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3 DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 29, 2000, the Company filed a preliminary proxy statement pursuant to Regulation 14A under the Exchange Act in connection with a Notice of a Special Meeting of Shareholders. The meeting was to be held on April 17, 2000. The meeting was held for the purpose of: electing directors of the Company, reaffirming the proposed merger between the Company and Roller Coaster, Inc., a Nevada corporation; and, to consider and act upon such other business as may properly come before the special meeting. The Company did not file a final proxy statement. Accordingly, the meeting did not occur and the matter was not submitted to the shareholders. The Company intends to file an amended proxy statement in August, 2000 which more completely discloses the terms of the merger.

ITEM 5  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

               27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

               The Company filed an 8-K on August 10, 2000 reporting the change in its independent auditor from Logan Throop & Co., Certified Public Accountants to HJ & Associates, Certified Public Accountants

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAN DIEGO SOCCER DEVELOPMENT CORPORATION


Dated August 11, 2000                  /s/  Yan K. Skwara
                                       ----------------------------------------
                                       Yan K. Skwara
                                       Chief Executive Officer