Form 10QSB
period 2000-09-30
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2000-11-20
CIK 1054311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

/ / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________.

Commission File Number 000-27487


        (Exact name of small business issuer as specified in its charter)

      CALIFORNIA                             33-0770630
      --------------------------             -----------------------------
      (State or other jurisdiction of        (I.R.S. Employer incorporation or
       organization)                          Identification No.)


            5222 Balboa Avenue, Suite 24, San Diego, California      92117
            ---------------------------------------------------   --------
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

                                    Yes X No

          The issuer had 6,852, 219 shares outstanding as at September 30, 2000.

Transitional Small Business Disclosure Format (check one):

                                    Yes No X

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION.

                                      INDEX

                                                                                                    PAGE NO.
                                                                                                    -------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements for the Nine Months Ended September 30, 2000                                 4

         Comparative Balance Sheets for the 9 months ended September 30, 2000 (Unaudited)                 5

         Comparative Unaudited Statements of Operations for the 9 months ended September 30, 2000         6

         Statements of Stockholder's Equity (Deficit) for the 9 months ended September 30, 2000           7

         Comparative Unaudited Statements of Cash Flow for the 9 months ended September 30, 2000          9

         Notes to Financial Statements                                                                   11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.            19

PART II - OTHER INFORMATION                                                                              21

Item 1. Legal Proceedings.                                                                               21

Item 2. Changes in Securities and Use of Proceeds.                                                       21

Item 3. Defaults Upon Senior Securities.                                                                 21

Item 4. Submission of Matters to a Vote of Security Holders.                                             21

Item 5. Other Information.                                                                               21

Item 6. Exhibits and Reports of Form 8-K.                                                                21
         (a)      Exhibits
         (b)      Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                             (DBA - SAN DIEGO FLASH)

                              FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                                 Balance Sheets


                                     ASSETS

                                                                           September 30,         December 31,
                                                                                    2000                 1999
                                                                         -----------------     -----------------
                                                                            (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                               $        50,176       $        50,253
                                                                         -----------------     -----------------
     Total Current Assets                                                           50,176                50,253
                                                                         -----------------     -----------------
PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                                        24,687                18,119
                                                                         -----------------     -----------------
OTHER ASSETS

   Receivable from shareholder                                                       5,000                     -
   Deposits                                                                          1,350                 1,350
   Soccer franchises, net (Note 3)                                                 161,400               166,800
                                                                         -----------------     -----------------
     Total Other Assets                                                            167,750               168,150
                                                                         -----------------     -----------------
     TOTAL ASSETS                                                          $       242,613       $       236,522
                                                                         =================     =================


     The accompanying notes are an integral part of these financial statements.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           September 30,         December 31,
                                                                                    2000                 1999
                                                                         ----------------------------------------
                                                                            (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                         $       442,434       $       102,005
  Accrued expenses                                                                 238,705               255,247
  Bank overdraft                                                                         -                 1,065
  Loans from related parties                                                        38,765                 2,273
  Deferred revenue                                                                       -                32,490
  Credit lines payable (Note 4)                                                    785,032                     -
  Convertible promissory notes (Note 6)                                            237,400               329,100
  Notes payable (Note 5)                                                            50,390                15,646
                                                                         -----------------     -----------------

    Total Current Liabilities                                                    1,792,726               737,826
                                                                         -----------------     -----------------

    Total Liabilities                                                            1,792,726               737,826
                                                                         -----------------     -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 20,000,000 shares authorized of no
  par value, 6,852,219 and 5,284,369 shares issued
  and outstanding, respectively                                                  3,043,148             2,000,298
  Common stock subscribed                                                           12,000                12,000
  Additional paid-in capital                                                     1,071,523               941,363
  Stock subscriptions receivable                                                    (1,000)              (48,000)
  Accumulated deficit                                                           (5,675,784)           (3,406,965)
                                                                         -----------------     -----------------

    Total Stockholders' Equity (Deficit)                                        (1,550,113)             (501,304)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $       242,613       $       236,522
                                                                         =================     =================

     The accompanying notes are an integral part of these financial statements.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                            Statements of Operations
                                   (Unaudited)

                                                          For the                             For the
                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                  2000            1999               2000             1999
                                             ----------------  ---------------   ---------------  ----------------
REVENUES

   Ticket sales                                $       31,029    $      33,720     $      71,468    $       52,890
   Corporate sponsorships                              30,473           31,200            63,468           208,829
   Other revenue                                       10,412            3,328            19,630             5,889
                                             ----------------  ---------------   ---------------  ----------------

     Total Revenues                                    71,914           68,248           154,566           267,608
                                             ----------------  ---------------   ---------------  ----------------

EXPENSES

   General and administrative                         330,001          385,526         1,139,063           846,574
   Game and player expenses                            59,764           82,140           248,182           297,487
   Advertising and promotion                           34,362          129,858           213,536           465,762
   Depreciation and amortization                        2,753            2,752             9,903             8,124
                                             ----------------  ---------------   ---------------  ----------------

     Total Expenses                                   426,880          600,276         1,610,684         1,617,947
                                             ----------------  ---------------   ---------------  ----------------

     Loss From Operations                            (354,966)        (532,028)       (1,456,118)       (1,350,339)
                                             ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Gain (loss) on trading securities                        -                -                 -            26,343
   Interest income                                        218              254               773               961
   Loan underwriting fee                                    -                -          (750,000)                -
   Interest expense                                   (19,858)         (16,651)          (63,474)          (19,862)
                                             ----------------  ---------------   ---------------  ----------------

     Total Other Income (Expense)                     (19,640)         (16,397)         (812,701)            7,442
                                             ----------------  ---------------   ---------------  ----------------

NET LOSS                                       $     (374,606)   $    (548,425)    $  (2,268,819)   $   (1,342,897)
                                             ================  ===============   ===============  ================

BASIC LOSS PER SHARE                           $        (0.05)   $       (0.11)    $       (0.33)   $        (0.29)
                                             ================  ===============   ===============  ================

     The accompanying notes are an integral part of these financial statements.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                  Statements of Stockholders' Equity (Deficit)



                                                   Common Stock
                                        ----------------------------------      Additional      Stock
                                          Accumulated                           Paid-In         Subscriptions
                                          Shares                Amount          Capital         Receivable            Deficit
                                        ---------------    ---------------   ---------------   ---------------    ---------------
Balance, December 31, 1998                    3,801,484      $     849,503     $      91,660     $    (172,500)     $  (1,053,137)

Common stock and warrants
issued for cash                                  16,000             16,000                 -                 -                  -

Common stock issued for cash                    196,300            196,300                 -           (48,000)                 -

Common stock issued through
exercise of warrants                             13,000              6,500                 -                 -                  -

Common stock issued for
services                                        273,600            273,600                 -                 -                  -

Receipt of stock subscription
receivable                                            -                  -                 -           172,500                  -

Common stock issued in lieu
of accrued liabilities                          194,000            155,200                 -                 -                  -

Common stock issued for
trading securities                              295,000             78,345                 -                 -                  -

Common stock issued for
syndication costs                                70,135                  -                 -                 -                  -

Common stock issued for
equipment                                        20,000             20,000                 -                 -                  -

Common stock issued in
conversion of promissory notes                  404,850            404,850                 -                 -                  -

Stock options issued                                  -                  -           849,703                 -                  -

Net loss for the year ended
December 31, 1999                                     -                  -                 -                 -         (2,353,828)
                                        ---------------    ---------------   ---------------   ---------------    ---------------
Balance, December 31, 1999                    5,284,369      $   2,000,298     $     941,363     $     (48,000)     $  (3,406,965)
                                        ---------------    ---------------   ---------------   ---------------    ---------------

     The accompanying notes are an integral part of these financial statements.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                   Common Stock
                                        ----------------------------------      Additional      Stock
                                          Accumulated                           Paid-In         Subscriptions
                                          Shares                Amount          Capital         Receivable            Deficit
                                        ---------------    ---------------   ---------------   ---------------    ---------------
Balance, December 31, 1999                    5,284,369      $   2,000,298     $     941,363     $     (48,000)     $  (3,406,965)

Common stock issued for loan
underwriting fee (unaudited)                  1,250,000            750,000                 -                 -                  -

Common stock issued in
conversion of promissory notes
(unaudited)                                     190,600            190,600                 -                 -                  -

Common stock issued for cash
(unaudited)                                      79,000             54,000                 -                 -                  -

Common stock issued for
services (unaudited)                             11,000             11,000                 -                 -                  -

Stock options issued (unaudited)                      -                  -           131,160                 -                  -

Receipt of stock subscription
receivable (unaudited)                                -                  -                 -            47,000                  -

Distribution to shareholder
(unaudited)                                           -                  -            (1,000)                -                  -

Common stock issued in conversion
of promissory notes (unaudited)                   5,250              5,250                 -                 -                  -

Common stock issued for services
(unaudited)                                      32,000             32,000                 -                 -                  -

Net loss for the nine months
ended September 30, 2000
(unaudited)                                           -                  -                 -                 -         (2,268,819)
                                        ---------------    ---------------   ---------------   ---------------    ---------------
Balance, September 30, 2000
(unaudited)                                   6,852,219      $   3,043,148     $   1,071,523     $      (1,000)     $  (5,675,784)
                                        ===============    ===============   ===============   ===============    ===============

     The accompanying notes are an integral part of these financial statements.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       September 30,
                                                                            --------------------------------------
                                                                                   2000                1999
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                   $     (2,268,819)   $     (1,342,897)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Depreciation and amortization                                                       9,903               8,124
     (Gain) loss on trading securities                                                       -             (26,343)
     Stock issued for loan underwriting fee                                            750,000                   -
     Stock issued for services                                                          43,000             250,732
     Stock options issued for services                                                 131,160              22,868
   Changes in operating assets and liabilities:
     (Increase) decrease in employee advances                                                -                   -
     (Increase) decrease in receivable from shareholder                                 (5,000)                  -
     Increase (decrease) in accounts payable                                           340,429              40,470
     (Increase) decrease in prepaid expenses                                                 -              (7,418)
     Increase (decrease) in other liabilities                                           (1,065)                  -
     Increase (decrease) in deferred revenue                                           (32,490)            (18,066)
     Increase (decrease) in accrued expenses                                           (16,542)             53,487
                                                                            ------------------  ------------------
       Net Cash (Used) by Operating Activities                                      (1,049,424)         (1,019,043)
                                                                            ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of trading securities                                                  -              79,431
   Purchase of fixed assets                                                            (11,071)            (14,000)
                                                                            ------------------  ------------------

       Net Cash (Used) by Investing Activities                                         (11,071)             65,431
                                                                            ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                                        101,000             212,300
   Capital distributions                                                                (1,000)                  -
   Principle payments on convertible notes payable                                     (28,500)            (24,033)
   Cash received from notes payable                                                     44,494             362,277
   Convertible promissory notes proceeds                                               122,900             459,246
   Line of credit proceeds                                                             785,032                   -
   Due to related companies                                                             36,492                   -
                                                                            ------------------  ------------------
       Net Cash Provided by Financing Activities                                     1,060,418           1,009,790
                                                                            ------------------  ------------------
NET INCREASE (DECREASE) IN CASH                                                            (77)             56,178

CASH AT BEGINNING OF PERIOD                                                             50,253                 298
                                                                            ------------------  ------------------
CASH AT END OF PERIOD                                                       $           50,176  $           56,476
                                                                            ==================  ==================

     The accompanying notes are an integral part of these financial statements.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       September 30,
                                                                            --------------------------------------
                                                                                   2000                1999
                                                                            ------------------  ------------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                                                   $         63,474    $              -
   Income taxes                                                               $              -    $              -

NON-CASH INVESTING FINANCING ACTIVITIES

   Common stock issued for convertible promissory
     notes                                                                    $        195,850    $        404,850
   Common stock issued in exchange for equipment                              $              -    $         20,000
   Common stock issued for trading securities                                 $              -    $         78,345

     The accompanying notes are an integral part of these financial statements.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999

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

         f. Provision for Taxes

         At September 30, 2000, the Company has net operating loss carryforwards of approximately $5,675,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999

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

         k. Seasonal Fluctuations

         The Company's primary business is the operations of the soccer team from April to September each year. The Company derives all its ticket and corporate sponsorship revenues during this period. The current financial statements for the nine months and three months ended September 30, 2000 and 1999, therefore, reflects results of operations during part of the Company's off-season, during which it incurs expenses in preparation for its operating season.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999

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

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                        September 30,       December 31,
                                                                                 2000               1999
                                                                     ------------------  ------------------
                                                                         (Unaudited)
         Soccer equipment                                              $          6,000    $          6,000
         Promotional equipment                                                    9,684                   -
         Computers and software                                                  17,716              17,716
                                                                     ------------------  ------------------
                                                                                 33,400              23,716
         Accumulated depreciation                                                (8,713)             (5,597)
                                                                     ------------------  ------------------
         Net property and equipment                                    $         24,687    $         18,119
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

         During 1999, the Company purchased a D-3 Pro League franchise for $30,000. The new franchise is playing in Riverside and will serve as a farm team for the San Diego Flash. The franchises have been amortized as follows:


                                                                        September 30,       December 31,
                                                                                 2000               1999
                                                                     ------------------  ------------------
                                                                         (Unaudited)
         Soccer franchises                                             $        180,000    $        180,000
         Accumulated amortization                                               (18,600)            (13,200)
                                                                     ------------------  ------------------

         Net Soccer Franchises                                         $        161,400    $        166,800
                                                                     ==================  ==================

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 4 - RELATED PARTY TRANSACTIONS

         a. Credit Lines Payable

         The Company entered into a Credit Line Loan Agreement with one of its shareholders effective March 6, 2000. The Agreement provides for a line of credit of up to $500,000 for approved expenditures. The advances bear interest at 10% per annum and the unpaid principal and interest is due on December 31, 2000. An underwriting fee was paid in the form of 1,250,000 restricted shares of the Company's common stock. The balance on this Credit Line at September 30, 2000 and December 31, 1999 was $498,380 and $-0-, respectively. The shareholder has loaned the Company an additional $161,652 as of September 30, 2000. This amount also bears interest at 10% per annum and is due December 31, 2000.

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

         The Company entered into a separate Credit Line Loan Agreement with an individual effective June 1, 2000. The agreement provides for a line of credit of up to $125,000 for approved expenditures. The advances bear interest at 10% per annum and the unpaid principal and interest is due on December 31, 2000. The balance outstanding at September 30, 2000 and December 31, 1999 was $125,000 and $-0-, respectively.

         b. Loans from Related Parties

         During 1999, certain officers of the Company formed another company to acquire and operate a Las Vegas soccer franchise. The Company received loans from that company and have accrued interest at 10%. The loan is due on demand. Additional advances have been received from other related parties through September 30, 2000. These amounts are non-interest bearing and due on demand.

         c. Stock for Trading Securities

         During 1999, the Company traded shares of its stock for stock of a publicly trading company's stock at a highly discounted rate in order to get cash for operations. The President of the publicly traded company is also a major shareholder of the Company. During 1999, this shareholder also became a director of the Company.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 5 - NOTES PAYABLE

         Notes payable consisted of the following:


                                                                               September 30,       December 31,
                                                                                        2000               1999
                                                                            ------------------  ------------------
                                                                                (Unaudited)
         Note payable to certain individuals, interest at 10%
         per annum, principal and interest due December
         31, 2000, unsecured.                                                 $         37,600    $              -

         Note payable to an individual, interest at 10%
         per annum, principal and interest due on
         demand, unsecured.                                                             12,790              15,646
                                                                            ------------------  ------------------

         Total Notes Payable                                                            50,390              15,646

         Less: Current Portion                                                         (50,390)            (15,646)
                                                                            ------------------  ------------------

         Long-Term Notes Payable                                              $              -    $              -
                                                                            ==================  ==================

         The aggregate principle maturities of notes payable are as follows:

                       Year Ended
                       December 31,                                                       Amount
                    ------------------                                              ------------------
                       2000                                                           $         50,390
                       2001                                                                          -
                       2002                                                                          -
                       2003                                                                          -
                       2004                                                                          -
                       2005 and thereafter                                                           -
                                                                                    ------------------
                       Total                                                          $         50,390
                                                                                    ==================

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

         In order to obtain "bridge" funds while a public offering is being prepared, the Company issued convertible notes with a face amount totaling $733,950 during 1999 and $122,900 during 2000. The notes bear interest at 8% per annum and are convertible into common stock at $1.00 per share at the option of the holder. The 1999 notes matured on December 31, 1999. During 1999, the noteholders converted $404,850 of convertible notes into 404,850 shares of common stock. During 2000, the noteholders converted an additional $195,850 and paid $24,000 in cash. Of the remaining balance, $195,500 was in default as of January 1, 2000, and the remaining $41,900 was in default as of July 1, 2000.

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999

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

         The future annual minimum lease payments under operating leases at December 31, 1999 are as follows:

                       Year Ended
                       December 31,                                                       Amount
                    ------------------                                              ------------------
                       2000                                                           $         17,628
                       2001                                                                     16,914
                       2002                                                                          -
                       2003                                                                          -
                       2004                                                                          -
                       2005 and thereafter                                                           -
                                                                                    ------------------

                       Total                                                          $         34,542
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

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

         b. Warrants

         Warrants for 183,320 shares were issued along with the first private placement. Warrants for 85,400 were exercised in total during 1999 and 1998, leaving 97,920 outstanding at December 31, 1999. The warrants expire in 2001.

         c. Convertible Promissory Notes

         At September 30, 2000, the Company had convertible promissory notes outstanding which were convertible into 243,650 shares of common stock (see Note 6).

         d. Stock Options

         The Company had the following common stock option transactions during the quarter ended September 30, 2000:

                                                                                 Weighted           Contractual
                                                                                 Average            Life of
                                                                                 Exercise           Options
                                                              Shares              Price             Outstanding
                                                        ------------------  ------------------  ------------------
         Options outstanding at
         January 1, 2000                                   1,085,300          $    0.16           3.67 years

         Options granted                                     190,000  $            0.18           3.42 years

         Options exercised                                         -                  -              -

         Options forfeited or expired                              -                  -              -
                                                        ------------------  ------------------  ------------------
         Options outstanding at
         September 30, 2000                                1,275,300          $    0.17           3.42 years
                                                        ==================  ==================  ==================

         Options price range at end of year:            $0.05 through $1.25

         Exercisable at end of year                        1,275,300
                                                        ==================

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

                    SAN DIEGO SOCCER DEVELOPMENT CORPORATION
                              (DBA SAN DIEGO FLASH)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 9 - GOING CONCERN

         As reported in the financial statements, the Company has an accumulated deficit of approximately $5,675,000 at September 30, 2000 and has incurred a loss from operations for the nine months then ended. In addition, the Company was not able to pay their promissory notes when the notes matured on December 31, 1999. The Company's shareholders' deficit was $1,550,113 and its current liabilities exceeded its current assets by $1,742,550.

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

         According to the merger agreement, the surviving corporation will be named San Diego Soccer Development Corporation and will be a Nevada Corporation. Shares will be exchanged 1:1 for the public shell's shares. The merger will result in approximately 9,314,000 shares outstanding (2,500,000 shares pertaining to the former Roller Coaster, Inc.) Shares authorized will be 100,000,000 common stock at $0.001 par value and 50,000,000 preferred shares at $0.001 par value. In connection with the merger, the Company incurred $200,000 in consulting fees on the merger. The merger had not been approved by the stockholders at September 30, 2000.

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

The following is the Management Discussion and Analysis of the Financial Conditions and Results of Operations for San Diego Soccer Development Corporation for third quarter 2000.

The Company owns and operates a professional soccer franchise in the United Soccer League's - A-League (Division II). The Company derives revenue and income from its ticket sales, merchandise, concessions, soccer camps and corporate sponsorship. The total operating expenses of the Company decreased 28.9% from third quarter 1999 to third quarter 2000. The decrease can be attributed to several operating expenses that were curtailed by less demand or other factors. A few of the substantial reductions involved decreases in general and administrative expenses, advertising and promotion and player payroll.

The Company has experienced a 14.4% reduction of general and administrative expenses, down from $385,526 for the third quarter 1999 to $330,001 for the Company's third quarter 2000. The Company's general decrease in advertising and promotion is directly related to a modification of the Company's newly implemented grass-roots marketing efforts. The Company has previously expended capital on print advertising. This marketing strategy has been diminished because of new alliances with local media sponsors, both in television and radio. The alliances provide for television and radio ad campaigns that were procured through trade sponsorship and ticket giveaways. Further, several local soccer clubs and the Company created new working relationships to provide a basis for grass-roots level marketing of the franchise. The Company's modified marketing efforts to promote its franchise contributed to the 73.5% reduction in advertising and promotional expenses, where the Company had expended $129,858 on advertising and promotional expenses for third quarter 1999 to $34,362 for third quarter 2000. The Company also saw a reduction of 27.2% in paid expenses for player payroll from 1999 to 2000.

The Company's decrease in expenses for third quarter 2000 have been significantly related to the above mentioned factors.

The standard revenue streams as mentioned above, have been continually modified and refined to achieve revenue targets. Most notably the ticket sales functions of the Company were modified by contracting with an out source ticket selling agency and developing new grass-roots programs that have been implemented by Company Staff.

Ticket sales revenue was about on par with third quarter 1999. Ticket revenue for third quarter 1999 was $33,720, while ticket sales for third quarter 2000 were $31,029, a decrease of slightly less than 8% quarter-to-quarter.

The concessions sales of the Company is currently out sourced to a professional catering company. The percentage collected from this contract has produced a 37% increase from third quarter 1999. The professionalism of the out sourced company has not only provided quality foods and beverages for Company consumers but has also provided the needed personnel to provide relatively quick and efficient service to waiting consumers. Out sourcing this function of operation is currently the only alternative to staffing the concession in-house. The number of personnel required in addition to the experience and expertise in food handling and sales cannot be currently produced by in-house personnel. Future changes may be conceivable to increase the profit margin, however projected changes at this stage in relation to the venue occupied and the average fan attendance figures would make the difference in profit margins negligible and expose the Company to potential legal and financial liabilities. As such, the Company does not foresee an in-house catering operation in the near future.

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

The Financial statements of the Company provide evidence of the seasonal nature of the business. The operational expenses have decreased significantly overall during the third quarter 2000.

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

         There was no other matter to be considered at the Special Meeting. The Company intends to withdraw the proxy statement in lieu of the filing of an S-4 Registration/Proxy Statement which will be used to seek the consent for the merger from the Shareholders at a special meeting of shareholders.

         On October 11, 2000, the Company filed a Form S-4 which acts as a Proxy Statement and Registration Statement in connection with the registration of shares to be issued in the Rollercoaster, Inc. Company merger and which is to be used to solicit consent of the shareholders for the merger. The merger will not be effective until the S-4 will clear all SEC comments.

ITEM 5   OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  27.1 Financial Data Schedule

         (b) Reports on Form 8-K

                  The Company filed an 8-K Form on August 10, 2000 reporting the change in its independent auditor from Logan Throop & Co., Certified Public Accountants to HJ & Associates, Certified Public Accountants

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAN DIEGO SOCCER DEVELOPMENT CORPORATION


Dated: November 20, 2000                /s/  Sarkis Kaloustian
                                        ----------------------------------------
                                        Sarkis Kaloustian
                                        Chief Executive Officer