Form 10KSB
period 2000-12-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-01-07
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
 (Name of small business issuer in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 92109
(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (858) 488-7775

Securities to be registered under Section 12(g) of the Act:
Common Stock $0.001 (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of December 4, 2002 was $564,811, based on the last sale price of $0.03 as reported by the Pink Sheets.

The Registrant had 21,721,952 shares of common stock, $0.001 value, outstanding as of December 4, 2002.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

PAGE NUMBER

PART I

ITEM 1. BUSINESS

Forward Looking Statements

Certain matters discussed in this report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

San Diego Soccer Development Corporation (formerlly Roller Coaster, Inc.), ("the Company") was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc. The Company engaged in no operations prior to February 10, 2000. On February 10, 2000, the Company issued 5,284,369 shares of its previously un-issued common stock to the shareholders of San Diego Soccer Development Corporation, a California company (SDSDC) in exchange for all of the issued and outstanding shares of SDSDC. SDSDC was founded in 1997 to develop, own, and run a professional soccer team in San Diego, California, with the ultimate goal of becoming a Major League Soccer franchise. In November 1997, the SDSDC purchased the San Diego Flash, an "A" League soccer franchise in the United Soccer Leagues for a combination of cash and common stock then valued at $150,000. In December 1999, the SDSDC acquired a Division 3 soccer franchise, the Riverside Elite, for cash of $30,000. The San Diego Flash played three seasons, through 2000, and the Riverside Elite played the 2000 season. At the conclusion of the 2000 season, the Company ceased its soccer operations and withdrew its teams from competition owing to the high costs associated with operations relative to the revenues being generated. In 2001, ownership of the Riverside Elite team was forfeited back to the league, while the San Diego Flash continues to operate as an amateur team though it is no longer affiliated with the United Soccer Leagues.

Following the cessation of the soccer operations, the Company was inactive during most of calendar 2001. In November 2001, management resumed operations under a new operating strategy and began doing business as Soccer Development of America. In 2002, the Company commenced development of a monthly soccer publication, "90:00 Minutes", which earns revenues through advertising, subscriptions and newsstand sales. The Company published the premier issue of "90:00 Minutes" in July 2002 and the first monthly issue followed in September 2002.

The Company's business current strategy incorporates the continued development of the "90:00 Minutes" publication to expand the subscription and distribution base while building up advertising revenues. Management also anticipates introducing e-commerce and the wholesale of soccer-related equipment, supplies and paraphernalia in the short term.

The Company's working capital on December 31, 2000 was negative $1,906,000. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition" herein).

In December 1999, the Board of Directors of SDSDC unanimously agreed to a merger with Rollercoaster, Inc., a Nevada publicly-traded corporation with no operations or tangible assets. The merger was approved by a vote of shareholders on February 7, 2000. As a result of the merger, SDSDC became the successor issuer to Rollercoaster, Inc. for reporting purposes under the Securities Exchange Act of 1934. The Articles of Incorporation of Rollercoaster, Inc. were subsequently amended to change its name to San Diego Soccer Development Corporation. Prior to the merger, the Company had outstanding 5,284,369 shares of common stock. Following the merger, the Company had 7,784,369 shares outstanding. The merger is subject to the possible rescission by the shareholders of either company since the transaction was not properly disclosed at the time of the vote.

The Company's principal executive offices are located at 3803 Mission Blvd., Suite 290, San Diego, California and its telephone number is (858)488-7775.

Company Strategy

The Company's current business operations consists the production, distribution, marketing and revenue generation from our soccer related magazine "90:00 Minutes." The Company has published three issues of "90:00 Minutes" commencing with the premier issue in July 2002, followed by the commencement of monthly publications in September, October and December 2002. During the next twelve months, management will focus the Company's resources on expanding circulation of "90:00 Minutes" and increasing advertising revenues.

Simultaneous with increasing the presence of "90:00 Minutes", the Company will introduce an interactive website which incorporates additional information, photos, video clips, etc., along with e-commerce capability. The Company expects to offer a variety of soccer merchandise including equipment, supplies, and team paraphernalia though both e-commerce and catalogue sales outlets. The Company is in negotiations with several manufacturers and distributors to obtain licenses and drop-ship arrangements. Initially, the Company's primary equipment supplier will be Locust Sports, a Canadian based company, from which it has obtained an exclusive distribution arrangement. As of December 4, 2002, the Company had not yet commenced its wholesaling operations.

The Company's long-term strategy is to become the first full-service soccer provider in the market. In addition to the magazine circulation and soccer merchandise sales, management expects to gradually incorporate additional services into the product mix including reactivating the San Diego Flash to the professional level, establishing soccer camps and clinics with professional team tie-ins, and building and managing soccer-specific stadiums.

Marketing

The Company currently derives revenue from the sales of the "90:00 Minutes" magazine and sales of advertising in the magazine. Subscription sales are derived primarily through a telemarketing campaign and through existing contacts in the soccer industry. The Company is presently negotiating to secure nationwide newsstand distribution, which should serve to increase subscriptions as overall circulation increases. "90:00 Minutes" is priced to be competitive with other glossy sports magazines.

Advertising sales are primarily generated from direct contact with various companies that have shown a prior interest in the soccer and sport industry. The Company also uses public relations campaigns and trade shows to generate interest from potential advertisers.

Sales of the magazine, as well as advertising, are presently limited to the domestic market as part of our goal to develop U.S. interest in the game of soccer and to control costs. The magazine's content is focused on the US professional teams while including coverage of international competition and regional international leagues. The Company expects to broaden its circulation and appeal to the international marketplace in late 2003 by including more regional coverage and developing a Spanish language edition.

Competition

With soccer still emerging in the United States, there is limited competition from other soccer-specific magazines. The primary competitor of "90:00 Minutes" is Soccer America, a weekly publication with a circulation of 125,000. Soccer America includes limited professional coverage and virtually no international league coverage, instead devoting time to youth and college programs. "90:00 Minutes", by contrast, is devoted almost entirely to coverage of professional soccer, both domestic and international. Since it is more narrowly focused, the coverage provided by "90:00 Minutes" is more in depth.

In addition to Soccer America, there are other, smaller regional magazines/newspapers focusing on local soccer programs. There is also some competition from European magazines that are imported and generally carried in specialty retail stores. As for nationwide general circulation of soccer magazines at the newsstand, offering both variety of content and quality, the competition is more limited.

Competition for merchandise sales is greater, with equipment sales from existing uniform manufacturers such as Nike, Adidas, Reebok and Kappa being the major source of sales. Physical equipment, such as goals and soccer balls, are generally sold by manufacturers through a chain of local sales managers. Distribution or equipment also exists through direct mail catalogs and smaller, mostly web-based distributors. There is not a general, all-inclusive marketplace, either in print or web format, to purchase equipment, supplies, team merchandise and general paraphernalia, on the scale and price level being contemplated by the Company.

Government Regulation

The Company does not operate in an industry subject to government regulation. The annual cost for complying with government regulations is negligible

Employees

The Company presently employs one person, its Chief Executive Officer. All other relationships are in the form of independent contractors and consultants.

Insurance

The Company does not presently have a commercial general liability insurance policy. Although there have been no successful claims against the Company, there is no assurance that the Company will prevail against any future claim. Successful claims could have a serious adverse effect upon the Company's financial condition and its future viability. The Company will again seek to obtain general liability and product liability insurance at such time when its operations dictate.

The Company does not maintain auto insurance coverage or workman's compensation coverage. At such time as the Company resumes hiring employees and/or obtains corporate automobiles, insurance coverage will be obtained in amounts deemed adequate.

The Company does not carry director and officer liability insurance, but does have indemnification agreements covering its officers and directors.

Intellectual Property

The Company holds two trademarks on the names "San Diego Flash" and "90:00 Minutes."

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. The Company leases approximately 1,000 square feet of office space in San Diego, California, on a month to month basis at a rate of $900 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceeding, threatened or pending. Further, the Company is not aware of any contemplated action or proceeding by any governmental authority to which Company is a participant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of its fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock has been traded on the Pink Sheets since under the symbol "SDSD." The following table sets forth the trading history of the Common Stock on the Pink Sheets for each quarter of the last two fiscal years and the interim period ended September 30, 2002, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending Quarterly High Quarterly Low Quarterly Close

Quarter Endings	Quarterly High	Quarterly Low	Quarterly Close
3/31/2000	3.50	1.046875	1.50
6/30/2000	1.875	0.25	1.00
9/29/2000	1.00	0.25	1.25
12/29/2000	0.040625	0.0625	0.09375
3/30/2001	0.296875	0.03125	0.09375
6/29/2001	0.125	0.015625	0.015625
9/28/2001	0.015625	0	0.015625
12/31/2001	0.296875	0.015625	0.046875
3/29/2002	0.234375	0.0625	0.1875
6/28/2002	0.234375	0.078125	0.171875
9/30/2002	0.20	0.02	0.05

Holders of record

As of September 30, 2002, there were approximately 860 holders of record of the Company's common stock.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among the information provided was the fact that the securities issued were restricted securities.

No commissions were paid in connection with the transactions described below unless specifically noted.

During the year ended December 31, 2000, the Company issued 54,000 shares of its common stock for cash at $1.00 per share, and an additional 86,913 shares for services at $1.00 per share.

During the year ended December 31, 2000, the Company issued 210,750 shares of restricted common stock on the conversion of promissory notes, and an additional 2,000 shares of restricted common stock on the conversion of warrants. At December 31, 2000, the Company had convertible promissory notes outstanding which were convertible into 235,116 shares of common stock, and outstanding warrants to purchase 97,920 shares.

On March 6, 2000, the Company issued 1,250,000 shares of restricted common stock, valued at $1.00 per share, to secure an line of credit with one of the Company's shareholders. In the event of default, the Lender may terminate the Agreement, declare the outstanding balance to be due and payable, and convert the balance into common restricted shares of the Company. The new shares to be issued would be the number necessary for the Lender to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants. The Company is in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreement.

The Company had the following common stock option transactions during the year ended December 31, 2000:

	Shares	Weighted Average Exercise Price	Life of Options Outstanding
Options outstanding at January 1, 2000	1,085,300	$ 0.16	3.67 years

Options granted	160,000	$ 0.18	3.42 years

Options exercised	-	-	-

Options forfeited or expired	-	-	-

Options outstanding at December 31, 2000	1,245,300	$ 0.17	3.42

Options price range at end of year:	$0.05 through $1.25

Excercisable at end of year	1,245,300

Between November 2001 and September 30, 2002, the Company raised $324,000 through the issuance of 6,470,500 shares of common stock at a price of $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933.

Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to a number of factors beyond the Company's control.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Revenues

Net revenues increased from $253,000 for the year ended December 31, 1999 to $311,000 for the year ended December 31, 2000, and increase of $58,000, or 23%. This increase resulted primarily from an increase in ticket sales of $14,000 combined with an increase in corporate sponsorships of $36,000. The overall increase in these soccer-related revenue streams is attributed to 2000 being the second full season of team competition. As a result, the promotional activities of 1999 generated increased spectator attendance in 2000, which in turn produced increased corporate sponsorships. Subsequent to December 31, 2000, the Company ceased operating its soccer franchises due the high cost of competing at the professional level. The Company's interest in the Riverside Elite was forfeit, and the San Diego Flash was converted into an amateur team. As a result, future revenues from ticket sales and corporate sponsorships are not expected to be significant until such time as the Company resumes participation in soccer at the professional level.

Operating Expenses

Operating expenses during the year ended December 31, 2000 increased $789,000 over the year ended December 31, 1999, from $2,618,000 to $3,407,000, respectively. The increase results from $1,250,000 recorded as a loan underwriting fee, offset by a decrease in advertising and promotion expenses of $290,000 and a decrease general and administrative expenses of $364,000. The loan underwriting fee relates to 1,250,000 shares of common stock, valued at $1.00 per share, issued to secure an line of credit with one of the Company's shareholders. General and administrative expenses decreased through the implementation of various cost-saving measures. Advertising and promotional expenses decreased resulting from the Company's use of cross-promotional campaigns and grassroots marketing in lieu of paid advertising in the prior year.

Other Income and Expense

Other expense was $144,000 for the year ended December 31, 2000, compared to other income of $12,000 for the year ended December 31, 1999. The other income in 1999 was generated from a gain on trading securities of $36,000 offset by interest expense of $18,000. The other loss incurred in fiscal 2000 resulted from interest expense of $115,000 combined with a loss on the abandonment of the Riverside Elite soccer franchise. Interest expense increased from 1999 to 2000 because of the greater amount of loans during the year ended December 31, 2000 compared to 1999.

Net Loss

As a result of the above mentioned factors, the Company incurred a loss of $3,240,000 for the year ended December 31, 2000, compared to a loss of $2,354,000 for the prior year, an increase of $886,000. As stated above, the increase in loss is primarily attributed to the loan underwriting fee of $1,250,000. Exclusive of this fee, the Company would have incurred a loss of $1,990,000 for the year ended December 31, 2000, a decrease of $364,000 from the prior year.

Liquidity and Capital Resources

As of December 31, 2000, the Company had cash on hand of $41,000, negative working capital of $1,906,000, and an accumulated deficit of approximately $6,647,000. Following the cessation of the soccer operations after the 2000 season, the Company was inactive during most of calendar 2001. As a result, there is substantial doubt about the Company's ability to continue as a going concern. In November 2001, management resumed operations under a new operating strategy and began doing business as Soccer Development of America. In 2002, the Company commenced development of a monthly soccer publication, "90:00 Minutes", and anticipates earning revenues through advertising, subscriptions and newsstand sales. The Company published the premier issue of "90:00 Minutes" in July 2002 and the first monthly issue followed in September 2002. There is no assurance that advertising revenues, subscriptions and newsstand sales will provide adequate working capital to fund ongoing operations and meet current obligations. Further, the magazine and publishing industry is highly competitive. So, while direct competition from soccer-related publications is limited, there remains intense competition for limited advertising dollars. In the event the Company is unable to attract adequate advertisers and/or sell enough magazines to cover the costs of operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company does not anticipate any cash expenditures for capital equipment or material contracts over the next twelve months. The sole acquisition contemplated, the acquisition of Golo Lotto, is expected to be consummated through the issuance of restricted common stock (See Note 11 in Note to Accompanying Financial Statements).

From the recommencement of business operations in October 2001 through September 30, 2002, the Company sustained operations through the sale of common stock in private placement transactions and through the issuance of subordinated convertible debentures. During this period, the Company raised $324,000 through the issuance of 6,470,500 shares of common stock at a price of $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000. There is no guarantee that our cash requirements will not exceed the proceeds from the offering, even assuming that the entire offering is sold. In the event additional capital is required, we may need to sell additional securities in future offerings, either private or public, or to obtain additional financing from other sources. There can be no assurance that we will be able to obtain such additional funds if required either at the time the funds are needed or on terms favorable to us. If additional funds are not available, the Company may cease to operate as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements appear beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company is not aware of any event listed in Item 401(d) of Regulation S-B with respect to any officer or director.

Our directors and executive officers and their ages as of September 30, 2002, are as follows:

NAME	AGE	POSITION
Yan K. Skwara	37	Chief Executive Officer, President and Director

Charles Cibulka	47	Director

Lonn Paul	32	Secretary, Director

Bill Hodson	36	Director

Christian B. Hershberger	34	Director

The following is a brief description of the background of our directors and executive officers.

Background Information

Yan K. Skwara, has been President and a Director of the Company since its inception; he was elected CEO of the Company in September 1998. For the past five years, Mr. Skwara has been employed with the company, Mr. Skwara is currently employed full-time with the Company and brings his prior experience in the investment banking world to the Company. Mr. Skwara has significant experience in management, product support and overall knowledge in the investor relations arena. Mr. Skwara also maintains a significant background in the soccer industry. He is a student of the game and has been actively playing the game for 20 years and began his professional career in soccer at age nineteen where he signed his first professional contract with a club in Germany. Prior to playing overseas, Mr. Skwara studied and played at California State University of Los Angeles. He played in Germany for two years before coming back to the states to finish his career in Los Angeles. After a professional career, Mr. Skwara acquired his Soccer "D" Coaching License and also was founder and partner of a semi-pro franchise in Dallas, Texas in 1994.

Charles Cibulka, is currently a member of the board of Directors for the Company. Previously, Chuck Cibulka's background in the game of soccer is significant in that he has been a fan of the game for the past five years and has significant industry background of the game of soccer. Chuck Cibulka has worked for the Company from 1998 up to present in the capacity of a consultant in Investor Relations arena. From 1979 through 1994, Mr. Cibulka worked in the brokerage industry in the capacity of account executive and consultant.

Lonn Paul, has served as a Director of the Company since May 10, 2002. He serves also as corporate secretary. Previously, Lonn Paul's back ground in the game of soccer is significant in that he has been both a player, coach and manager of different youth and adult soccer teams in San Diego County. Lonn Paul also served on the board of directors for the Mesa Soccer Association in 1994 through 1997. Going back to 1987 through 1990, Lonn Paul worked in the restaurant industry for Rubios, McDonalds, Burger King in the capacity of manager for these restaurant chains.

Bill Hodson, has served on the Company's Board of Directors since April 2002. He is currently also the Director of Client Services, a non-executive position at Livewire Corporate Communications, Inc., which has been retained by the Company to provide support to its marketing and distribution strategies for "90:00 Minutes." Mr. Hodson is a creative and multi-faceted sales professional, with over ten years of successful sales, marketing and advertising experience. Prior to going to work for Livewire, Mr. Hodson worked with eFront Media, Inc. in Irvine, California, where he was Director of Marketing. In that position, he developed account management plans, including sales strategies, market share objectives and financial projections, managed multiple budget relating to marketing and advertising activities, coordinated with management the development and implementation of all corporate policies and procedures, as well as sales and marketing plans, provided leadership and direction to the sales force, spearheaded business development activities and organized focus groups to tune the company's product positioning. Mr. Hodson was a business consultant with his own company, Hodson Marketing, in Orange, California from 1998 to 2000 before it was sold to eFront Media in 2000. During the time, he introduced a new media company comprised of three primary properties - Ball-Striker Weekly, Ball-Striker TV and Equipment Promotion. He was the managing editor for Avid Golfer Magazine, a bi-monthly golf publication distributed to golf courses and retailers throughout Southern California. He also formulated and implemented marketing introduction plans for multiple beverage products sold to national retailers for Lighthouse Food and Beverage. Mr. Hodson was a Sales Manager for Winn Grips, Inc. from 1996 to 1998, where he built a national sales team and assisted in international channel development, increasing sales from $16,000 to $3.8 million in less than two years. Mr. Hodson holds a degree in Business Studies from Fullerton College, Fullerton, California, and has been published in the Orange County Metropolitan, Las Vegas Review Journal, Los Angeles Times, USA Today, and the Wall Street Journal, among others.

Christian B. Hershberger, has been a member of the Company's Board of Directors since January 2002, when he was appointed to fill one of two newly created positions. He was formerly the Vice President of Business Development of Soccermall.net, now Affiliated Sports Management Corp. ("ASMC"), a position he held until October 2002. ASMC currently develops software for the sports industry with a primary focus on soccer. In his capacity as V.P. of Business Development, a position he has held since April 4, 2002, Mr. Hershberger acted as the direct contact with retailers, sports camps, tournament administrators and coaches from coast to coast. Prior to going to work with ASMC, Mr. Hershberger worked as a stock broker and investment banker for over four years, and spent another two years running his own business as a consultant for structuring debt and creative cash flow solutions for small and medium-sized companies. He currently acts as the head business consultant for the Texas Spurs organization, which is a club completing in the Premier Development League of the United Soccer League. He holds a level "D" coaching license, and is working to obtain his national "C" license rating during the next year. He has been a veteran of the game for over 25 years, and has been coaching competitively for over five years.

Meetings

During the year ended December 31, 2000, the Board of Directors met on two occasions. Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

Compensation Of Directors

We have no standard arrangement pursuant to which our Directors are compensated or services provided as a Director.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the years ended December 31, 2000 and 1999 paid to Yan K. Skwara, our current Chief Executive Officer. No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2000.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

					Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Yan K. Skwara	2000	$133,254	$---	$---	---	---	---
Chief Executive Officer	1999	$111,623	---	---	---	150,000	---

(1) Mr. Skwara became Chief Executive Officer effective as of December 20, 2001.

The following table sets forth certain information concerning the number of individual grants of stock options made during the year ended December 31, 2000 to each of the named executive officers:

Aggregated Option Grants In Last Fiscal Year
Name	Number of Securities Underlying Options Granted	% of Total Options Grated to Employees in Fiscal Year	Exercise Price	Expiration Date

Yan K. Skwara	--	--	--	--

Total	--	--

The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the year ended December 31, 2000 for named officers of the Company.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2000 Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at December 31, 2000 Exercisable/Unexercisable (1)

Yan K. Skwara	--	--	Exercisable 150,000	Exercisable $7,500
			Unexercisable --	Unexercisable --

(1) The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.10 per share as of December 29, 2000, the last trading day of 2000, as reported on the OTC Bulletin Board.

Employment Agreements

The Company does not currently have any employment agreements in place.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Nevada, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding. The Company does not maintain directors and officers liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company is not aware of any instances since January 1, 2000, where an executive officer, director or owner of more than ten percent of the outstanding shares of our common stock failed to comply with reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 other than:

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as September 30, 2002 concerning the beneficial ownership of the Company’s common stock by (i) each director, (ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and (iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount of Nature of Beneficial Ownership	Percent of Class
$0.001 par value common stock	Yan K. Skwara, CEO 3803 Mission Blvd. Suite 290 San Diego, CA 92109	2,644,906 shares (1)	15.5%

$0.001 par value common stock	Chuck Cibulka 3803 Mission Blvd. Suite 290 San Diego, CA 92109	100,000 shares	<1%

$0.001 par value common stock	Lonn Paul, Director 3803 Mission Blvd. Suite 290 San Diego, CA 92109	50,000 shares	<1%

$0.001 par value common stock	Bill Hodson, Director 3803 Mission Blvd. Suite 290 San Diego, CA 92109	50,000 shares	<1%

$0.001 par value common stock	Christian B. Hershberger, Director 3803 Mission Blvd. Suite 290 San Diego, CA 92109	50,000 shares	<1%

$0.001 par value common stock	Officers and Directors as a group	2,894,906 shares	17%

(1) Includes 2,071,428 shares held by Mr. Skwara. Also includes fully vested options to purchase 150,000 shares of common stock held by Mr. Skwara.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, including any loans or compensation to such persons, will be approved by a majority of disinterested members of the Board of Directors.

On March 6, 2000, the Company entered into a Credit Line Loan Agreement with one of its shareholders. The advances bear interest at 10% per annum and the unpaid principal and interest was due on December 31, 2000. In order to secure the line of credit, the Company paid an underwriting fee to the lender in the form of 1,250,000 restricted shares of common stock (see Management’s Discussion and Analysis, above). At December 31, 2000, the principal balance on this Credit Line was $694,612, and with accrued interest, $739,042. In connection with the Agreement, the Company also agreed to reconstitute its Board of Directors by allowing the Lender to nominate 3 of the 5 directors, and to allow the Lender to approve certain budgets and significant expenditures, and to receive monthly financial statements from the Company. In addition, the agreement stipulates that the Lender will provide certain accounting and senior management overview services and public company reporting oversight in exchange for one percent (1%) of the Company’s gross revenues. In the event of default, the Lender may terminate the Agreement, declare the outstanding balance to be due and payable, and convert the balance into common restricted shares of the Company. The new shares to be issued would be the number necessary for the Lender to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants. The Company is in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreement, nor have they elected to nominate directors as also permitted.

During 1999, certain officers of the Company formed another company to acquire and operate a Las Vegas soccer franchise. The Company received advances from that company that accrued interest at 10%. At December 31, 2000, the balance on the Company’s note to the Las Vegas franchise, totaling $27,989, was forgiven in full. Because this note was due to a related party, the forgiveness is classified as contributed capital in the financial statements.

During the year ended December 31, 2000, the Company received cash advances totaling $21,531 from a company whose president and CEO is a director of the Company. Interest on this note accrues at 10.0% per annum, and the balance is due on demand. At December 31, 2000, the balance on this note was $12,433.

Further, the Company borrowed an additional $9,987 during the 2000 fiscal year from a company with common directors. Interest on this note accrues at 10.0%, and the balance is due on demand. At December 31, 2000, the balance on this note was $9,987.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements. See index to financial statements and supporting schedules.

(a)(3) Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB filed October 29, 1999

3.2	By-Laws	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB filed October 29, 1999

4.1	Form of Common Stock Certificate	Filed herewith

99.1	CEO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	CFO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

By: /s/ Yan Skwara
Yan K. Skwara, Chief Executive Officer
Date: December 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yan K. Skwara Yan K. Skwara	President, Chief Executive Officer and Director	December 30, 2002

/s/ Charles Cibulka Charles Cibulka	Director	December 30, 2002

/s/ Lonn Paul Lonn Paul	Director	December 30, 2002

/s/ Bill Hodson Bill Hodson	Director	December 30, 2002

/s/ Christian Herschberger Christian Herschberger	Director	December 30, 2002

Exhibit 99.1

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of San Diego Soccer Development Corporation, dba Soccer Development of America (the "Company") on Form 10-KSB for the year ended December 31, 2000 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of San Diego Soccer Development Corporation, a Nevada corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. The Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 30th day of December, 2002.

By: /s/ Yan Skwara
Yan Skwara
Chief Executive Officer
Dated: December 30, 2002

Exhibit 99.2

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of San Diego Soccer Development Corporation, dba Soccer Development of America (the "Company") on Form 10-KSB for the year ended December 31, 2000 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of San Diego Soccer Development Corporation, a Nevada corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. The Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 30th day of December, 2002.

By: /s/Yan Skwara
Yan Skwara
Chief Financial Officer
Dated: December 30, 2002

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(Formerly Roller Coaster, Inc.)

FINANCIAL STATEMENTS

December 31, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
San Diego Soccer Development Corporation
(Formerly Roller Coaster, Inc.)
San Diego, California

We have audited the accompanying balance sheet of San Diego Soccer Development Corporation (formerly Roller Coaster, Inc.) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Diego Soccer Development Corporation (formerly Roller Coaster, Inc.) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred significant losses, which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
October 9, 2002

Independent Auditors' Report

To the Board of Directors and Stockholders
San Diego Soccer Development Corporation
San Diego, California

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of San Diego Soccer Development Corporation for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of San Diego Soccer Development Corporation for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has sustained recurring losses and negative cash flows since its inception in 1997 and it had a working capital deficiency and was in default under the terms of its convertible promissory notes at January 1, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of this uncertainty.

Hutchinson and Bloodgood, LLP
San Diego, California

February 28, 2000

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(Formerly Roller Coaster, Inc.)

BALANCE SHEET

December 31, 2000

CURRENT ASSETS
Cash	$40,779
Total Current Assets	40,779

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	22,462
OTHER ASSETS
Deposits	1350
Soccer Franchise, net (Note 3)	-
Total Other Assets	1350
TOTAL ASSETS	$64,591

CURRENT LIABILITIES
Accounts Payable	$314,995
Accrued Expenses	40,110
Accrued payroll and payroll taxes	316,871
Deferred revenue	1,238
Note payable-related party (Note 4)	22,420
Credit line payable (Note 7)	125,000
Credit line payable - related party (Note 4)	694,612
Convertible promissory notes (Note 6)	235,116
Notes Payable (Note 5)	79,646
Accrued interest payable	116,879

Total Current Liabilities	1,946,887

Total Liabilities	1,946,887

STOCKHOLDERS' DEFICIT

Common stock: 50,000,000 shares authorized of $0.001 par value, 9,388,032 shares issued and outstanding	9,388
Additional paid-in capital	4,743,085
Common stock subscribed	12,000
Accumulated deficit	(6,646,769)

Total Stockholders' Deficit	(1,882,296)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$64,591

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(Formerlly Roller Coaster, Inc.)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31, 2000	For the Years Ended December 31, 1999

REVENUES
Ticket sales	$72,843	$58,789
Corporate sponsorships	219,787	183,829
Other revenue	18,862	10,224
Total Revenues	311,492	252,842

EXPENSES
General and administrative	971,415	1,335,419
Bad debt expense	25,715	-
Game and player expenses	676,418	641,575
Advertising and promotion	340,327	630,097
Depreciation and amortization	143,128	11,376
Loan underwriting fee	1,250,000	-
Total Expenses	3,407,003	2,618,467
Loss From Operations	(3,095,511)	(2,365,625)

OTHER INCOME (EXPENSE)
Gain on trading securities	-	36,067
Interest Income	982	-
Loss on abandonment of fixed assets	(30,000)	(6,400)
Interest expense	(115,275)	(17,870)
Total Other Income (Expense)	(144,293)	11,797

NET LOSS	$(3,239,804)	$(2,353,828)

BASIC LOSS PER SHARE	$(0.37)	$(0.50)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,747,541	4,692,432

The Accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION (Formerly Roller Coaster, Inc.) Statements of Stockholders’ Deficit

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stock Subscribed	Stock Subscriptions Receivable	Accumulated Deficit

Balance, December 31, 1998	3,801,484	$3,801	$937,362	$12,000	$(172,500)	$(1,053,137)
Common stock and warrants issued for cash	16,000	16	15,984	-	-	-
Common stock issued for cash	196,300	196	196,104	-	(48,000)	-
Common stock subscriptions payable	-	-	-	12,000	-	-
Common stock issued through exercise of warrants	13,000	13	6,487	-	-	-
Common stock issued for services	273,600	274	273,326	-	110,5000	-
Receipt of stock subscription receivable	-	-	-	-	62,000	-
Common stock issued in lieu of accrued liabilities	194,000	194	155,006	-	-	-
Common stock issued for trading securities	295,000	295	78,050	-	-	-
Common stock issued for syndication costs	70,135	70	(70)	-	-	-
Common stock issued for equipment	20,000	20	19,980	-	-	-
Common stock issued in conversion of promissory notes	404,850	405	404,445	-	-	-
Stock options issued	-	-	849,703	-	-	-
Net loss for the year ended December 31, 1999	-	-	-	-	-	(2,353,828)

F-5

Balance, December 31, 1999	5,284,369	$5,284	$2,936,377	$12,000	$(48,000)	$(3,406,965)

The accompanying notes are an integral part of these financial statements. F-6

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stock Subscribed	Stock Subscriptions Receivable	Accumulated Deficit

Balance, December 31, 1999	5,284,369	$5,284	$2,936,377	$12,000	$(48,000)	$(3,406,965)
Recapitalization of SDSDC	2,500,000	2,500	(2,500)	-	-	-
Common stock issued for cash	54,000	54	53,946	-	-	-
Common stock issued in conversion of promissory notes	210,750	211	210,539	-	-	-
Common stock issued for services	86,913	87	86,826	-	-	-
Common stock issued for loan underwriting fee	1,250,000	1,250	1,248,750	-	-	-
Common stock issued in conversion of warrants	2,000	2	1,998	-	-	-
Stock options issued	-	-	131,160	-	-	-
Receipt of stock subscription receivable	-	-	-	-	47,000	-
Subscription receivable written-off	-	-	-	-	1,000	-
Contributed capital	-	-	75,989	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-	(3,239,804)

Balance, December 31, 2000	9,388,032	$9,388	$4,743,085	$12,000	$-	$(6,646,769)

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION (Formerly Roller Coaster, Inc.) Statements of Cash Flows

	For the Years Ended	For the Years Ended
	December 31, 2000	December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,239,804)	$(2,353,828)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	143,128	11,376
Loss on abandonment of fixed assets	30,000	6,400
Gain on trading securities	-	(36,067)
Stock issued for loan underwriting fee	1,250,000	-
Bad debt expense	25,715	-
Stock issued for services	86,913	384,100
Stock options issued for services	131,160	671,718
Common stock issued in conversion of warrants	2,000	-
Write-off of subscription receivable	1,000	-
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	(1,350)
Increase (decrease) in accounts payable	222,231	55,061
(Increase) decrease in accrued expenses	207,222	246,284
Increase (decrease) in deferred revenue	(31,252)	14,424
Proceeds from sale of trading securities	-	137,137

Net Cash (Used) by Operating Activities	(1,171,687)	(864,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of soccer franchise	-	(20,000)
Purchase of fixed assets	(9,685)	-

Net Cash (Used) by Investing Activities	(9,685)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt at subscriptions receivable	47,000	62,000
Contributed capital	48,000	-
Common stock issued for cash	54,000	182,800
Cash received from notes payable and notes payable, related	100,018	2,273
Convertible promissory notes proceeds	119,750	733,950
Proceeds from credit line and credit line – related	853,774	-
Payment on debt instruments	(50,644)	(46,323)

Net Cash Provided by Financing Activities	1,171,898	934,700

NET INCREASE (DECREASE) IN CASH	(9,474)	49,955
CASH AT BEGINNING OF PERIOD	50,253	298
CASH AT END OF PERIOD	$40,779	$50,253

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(Formerly Roller Coaster, Inc.)
Statements of Cash Flows(Continued)

	For the Years Ended	For the Years Ended
	December 31, 2000	December 31, 1999

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$63,474	$6,277
Income taxes	-	-

NON-CASH INVESTING FINANCING ACTIVITIES

Common stock issued for convertible promissory notes	210,750	404,850
Common stock issued in exchange for equipment	-	20,000
Common stock issued for trading securities	-	78,345
Common stock issued for subscription receivable	-	48,000
Common stock issued for settlement of accrued liabilities	1,250,000	155,200
Stock options issued for settlement of liabilities	-	177,985
Soccer franchise acquired through accrued liabilities	-	10,000
Stock issuee for syndication cost	$-	$70,135

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SAN DIEGO FLASH)
Notes to the Financial Statements
December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

San Diego Soccer Development Corporation (formerly Roller Coaster, Inc.), ("the Company") was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc. The Company engaged in no operations prior to February 10, 2000.

On February 10, 2000, the Company issued 5,284,369 shares of its previously un-issued common stock to the shareholders of San Diego Soccer Development Corporation, a California company (SDSDC) in exchange for all of the issued and outstanding shares of SDSDC. Immediately following the acquisition of SDSDC, the Company changed its name to San Diego Soccer Development Corporation, and changed its state of domicile from California to Nevada. The Company has increased their total authorized shares to 50,000,000. Pursuant to the terms of the merger agreement, the Company was obligated to pay $200,000 to an unrelated company as consideration for merger-related consulting and administrative services. Of this total, $50,000 was due thirty days after the completion of the merger, and the remainder was due in six installments of $30,000, due one the seventh day of each month following the completion of the merger. As of December 31, 2000, the Company had made payments totaling $95,000 on this amount, leaving $105,000 accrued in accounts payable at year-end.

At the time of acquisition of SDSDC, the Company was completely inactive, with no operations, assets, or liabilities. Additionally, the exchange of the Company's common stock for the common stock of SDSDC resulted in the former shareholders of SDSDC obtaining control of the Company. Accordingly, the Company is the treated as the continuing entity for legal purposes, and SDSDC is the continuing entity for accounting purposes. The transaction was accounted for as a recapitalization of SDSDC, with no adjustment to the basis of SDSDC's assets acquired or liabilities assumed.

SDSDC was incorporated on August 22, 1997 in the State of California, and has subsequently been engaged in the management and marketing of professional soccer teams, and the majority of the Company's revenues were generated from corporate sponsorships and ticket sales. SDSDC had been a development stage Company in 1997. In 1998, SDSDC began principal operations as defined by SFAS No. 7. At December 31, 1997 SDSDC had an accumulated deficit of $41,273.

b. Accounting Methods

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end. The Company's financial statements reflect only the operations of SDSDC for all periods presented.

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of share outstanding during the period.

	For the Years Ended December 31,

	2000	1999

Loss (numerator)	$(3,239,804)	$(2,353,828)
Shares (denominator)	8,747,541	4,692,432
Per share amount	$(0.37)	$(0.50)

The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are antidilutive. For the year ended December 31, 1999, the Company excluded 1,414,400 common stock equivalents which included options and convertible promissory notes. For the year ended December 31, 2000, the Company excluded 6,553,993 common stock equivalents which includes assumed conversion of the credit line, convertible promissory notes, options and warrants.

d. Property and Equipment

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

e. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2000 and 1999:

	2000	1999

Deferred tax liabilities	$-	$-
	-	-

Deferred tax assets:
NOL Carryover	$1,896,804	$1,230,840
	$1,896,804	$1,230,840

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2000 and 1999 as follows:

	2000	1999

Income tax benefit at statutory rate	$1,896,804	$1,230,840
Valuation allowance	(1,896,804)	(1,230,840)

	$-	$-

The provision for income taxes charged to operations for the years ended December 31, 2000 and 1999 consist of the following:

	2000	1999

Income tax benefit at statutory rate	$800	$800
Change in valuation allowance	(800)	(800)

	$-	$-

At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,863,600 that may be offset against future taxable income from the year 2001 through 2021. No tax benefit has been reported in the December 31, 2000 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f. Estimates

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

g. Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred. Advertising and promotion expense for the years ended December 31, 2000 and 1999 totaled $340,327 and $630,097, respectively.

h. Soccer Franchise

During the year ended December 31, 2000, the Company owned two professional soccer franchises, one in San Diego, California, and the other in Riverside, California. During the year ended December 31, 2000, the Company forfeited its rights to the Riverside franchise, and the franchise was transferred back to its soccer league. Accordingly, the Company recorded a corresponding loss of $30,000 (the historical cost of the franchise) in the current year. Further, management elected to fully-amortize the San Diego franchise in the current year, due to the fact that the soccer team was disbanded in early 2001 and the franchise rights were subsequently forfeit to the league. At December 31, 2000 the net balance of the Company's soccer franchises was $-0-.

i. Revenue and Expense Recognition

Revenue from ticket sales was recognized at the time the Company's corresponding home soccer game is played. Accordingly, advance ticket sales for the next season are recorded as deferred revenues and recognized on a pro-rata basis during the applicable season. Revenue from advertising and promotion is also recognized on a pro-rata basis during the season. Administrative, general, advertising and promotional expenses are charged to operations as incurred.

j. Seasonal Fluctuations

The Company's primary business was the operation of a professional soccer team from April to September of each year. The Company derives all its ticket and corporate sponsorship revenues during this period. The current financial statements for the years ended December 31, 2000 and 1999, therefore, reflect results of operations during part of the Company's off-season, during which it incurs expenses in preparation for its operating season.

k. Stock Options

The Company has granted options to purchase common stock to various parties as consideration for various services rendered to the Company. Under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company is recognizing the compensation cost using the estimated fair value method. Under the fair value method, total compensation cost is the estimated fair value of the stock options at the grant date, less any amount paid by the employee for the stock options.

l. Change in Accounting Principle

The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No.133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

m. Pronouncements Issued Not Yet Adopted

In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:

  Eliminates the pooling method for accounting for business combinations.
  Requires that intangible assets that meet certain criteria be reported separately from goodwill.
  Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

  Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.
  Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

  Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.
  Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.
  Write-off any remaining negative goodwill.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. This pronouncement requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

SFAS No. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supersedes SFAS Statement No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long- lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

SFAS No. 145 -- On April 30, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4)," Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate," Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

n. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

December 31, 2000

Soccer Equipment	$6,000
Promotional equipment	9,685
Computers and software	17,716

33,401
Accumulated depreciation	(10,939)

Net property and equipment	$22,462

During the years ended December 31, 2000 and 1999, the Company recorded depreciation expense of $6,328 and $5,176, respectively.

NOTE 3 - SOCCER FRANCHISES

During 1997, the Company purchased a soccer franchise to operate the San Diego Flash in San Diego, California. The Company paid cash of $62,000 and common stock valued at $88,000 for the franchise and the value of the stock portion was determined based on the cash price of a 1998 A-League franchise. The franchise was originally valued at $150,000. The San Diego franchise was fully-amortized during the 2000 fiscal year, due to the fact that the team ceased participation in its corresponding soccer league in early 2001. During the years ended December 31, 2000 and 1999, the Company recorded amortization expense of $136,800 and $6,200, respectively.

During 1999, the Company purchased a D-3 Pro League franchise for $30,000. During the year ended December 31, 2000, the franchise was forfeited back to its corresponding league, and the Company recorded loss of $30,000.

December 31, 2000

Soccer Franchises	$150,000
Accumulated amortization	(150,000)

Net Soccer Franchises	-

NOTE 4 - RELATED PARTY TRANSACTIONS

a. Credit Lines Payable

The Company entered into a Credit Line Loan Agreement with one of its shareholders effective March 6, 2000. The Agreement provides the Company with a line of credit for approved expenditures. The advances bear interest at 10% per annum and the unpaid principal and interest is due on December 31, 2000. In addition, in order to secure the line of credit, the Company paid an underwriting fee to the lender in the form of 1,250,000 restricted shares of common stock valued at $1,250,000. At December 31, 2000, the principal balance on this Credit Line was $694,612, and with accrued interest totaled $739,042.

In connection with the Agreement, the Company also agreed to reconstitute its Board of Directors by allowing the Lender to nominate 3 of the 5 directors, and to allow the Lender to approve certain budgets and significant expenditures, and to receive monthly financial statements from the Company. In addition, the agreement stipulates that the Lender will provide certain accounting and senior management overview services and public company reporting oversight in exchange for one percent (1%) of the Company's gross revenues. As of December 31, 2000, the Company had not made any payments to this lender for the "accounting and senior management services" outlined in the credit line agreement. No such services had been performed, and no accrual was recorded.

In the event of default, the Lender may terminate the Agreement, declare the outstanding balance to be due and payable, and convert the balance into common restricted shares of the Company. The new shares to be issued would be the number necessary for the Lender to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants.

The Company is in default on its credit line that was due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreement.

b. Loans from Related Parties

During 1999, certain officers of the Company formed another company to acquire and operate a Las Vegas soccer franchise. The Company received advances from that company that accrued interest at 10%. At December 31, 2000, the balance on the Company's note to the Las Vegas franchise, totaling $27,989, was forgiven in full. Because this note was due to a related party, the forgiveness is classified as contributed capital in the financial statements.

During the year ended December 31, 2000, the Company received cash advances totaling $21,531 from a company whose president and CEO is a director of the Company. Interest on this note accrues at 10.0% per annum, and the balance is due on demand. At December 31, 2000, the balance on this note was $12,433.

Further, the Company borrowed an additional $9,987 during the 2000 fiscal year from a company with common directors. Interest on this note accrues at 10.0%, and the balance is due on demand. At December 31, 2000, the balance on this note was $9,987.

The total of loans from related parties at December 31, 2000 was $22,420. The loans were for general operating expenses and are expected to be paid back when the Company has adequate cash flow from operations.

c. Stock for Trading Securities

In April 1999, the Company traded 200,000 shares of its restricted common stock, valued at $40,000, for stock of a publicly trading company in order to get cash for operations. The president of the publicly traded company was also a major shareholder of the Company. During 1999, this shareholder also became a director of the Company. All of the trading securities were liquidated by the end of 1999. During the years ended December 31, 2000 and 1999, the Company recognized a gain on trading securities of $-0- and $36,067, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

December 31, 2000

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.	$42,500

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on December 31, 2000, unsecured.	25,000

Note payable to an individual, interest at 10% per annum, principal and interest due on demand, unsecured.	12,146

Total Notes Payable	79,646
Less: Current Portion	(79,646)

Long-Term Notes Payable	$-

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,
2001	79,646
2002	-
2003	-
2004	-
2005 and thereafter	-

Total	$79,646

The Company is in default on its two notes which were due on December 31, 2000. The note holders have not taken any legal action against the Company as permitted in the agreements.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

In order to obtain "bridge" funds while a public offering was being prepared, the Company issued convertible notes with a face amount totaling $733,950 during 1999 and $119,750 during 2000. The notes bear interest at 8% per annum and are convertible into common stock at $1.00 per share at the option of the holder. The 1999 notes matured on December 31, 1999. During 1999, the noteholders converted $404,850 of convertible notes into 404,850 shares of common stock. During 2000, the noteholders converted an additional $210,750 and the Company made cash payments totaling $27,884. A total of $25,000 in promissory notes was re-negotiated, and is no longer convertible into common stock. At December 31, 2000, the total principal balance of the Company's convertible promissory notes totaled $235,116, with an additional $59,079 in accrued interest. Of this total, $197,516 in principal was in default as of December 31, 2000. The convertible promissory notes did not have a beneficial conversion feature associated with them.

NOTE 7 - LINE OF CREDIT PAYABLE

During the 2000 fiscal year the Company signed a Credit Line Agreement with an unrelated individual. Under the terms of this Agreement, the Company was entitled to a line of credit of $125,000, accruing interest at 10% per annum, payable on demand of the lender. As of December 31, 2000, the principal balance on this line of credit totaled $125,000. With accrued interest, the balance totaled $131,911.

NOTE 8 - STOCKHOLDERS' DEFICIT

a. Common Stock

During 1999, the Company traded 200,000 shares of its restricted common stock for stock of a publicly trading company valued at $40,000 on the date of trade in order to obtain cash for operations. The Company further traded 95,000 shares of its restricted common stock with another, unrelated publicly traded company for shares valued at $38,792 on the date of trade. All of the trading securities were liquidated by the end of 1999 and the Company recorded a gain on the sale of these securities of $36, 067.

During 1999, the Company issued a total of 16,000 shares of restricted common stock along with warrants to purchase 16,000 shares at $0.50 per share, for cash consideration of $16,000. The Company issued and additional 196,300 shares of restricted common stock for cash of $196,300. In connection with these transactions, the Company issued an additional 70,135 shares of restricted common stock to several individuals for assisting the Company with consummating the transactions. These shares have been recorded as syndication costs in the accompanying financial statements.

During 1999, the Company issued 273,600 shares of restricted common stock in exchange for services, 194,000 shares as payment on certain accrued liabilities, and 20,000 shares to purchase equipment. The Company valued each of these transactions at $1.00 per share to be consistent with the value of restricted stock sold for cash during the year.

In 2000, the Company issued 54,000 shares of its common stock for cash at $1.00 per share, and an additional 86,913 shares for services at $1.00 per share. Further, 210,750 shares were issued in conversion of promissory notes, and an additional 2,000 shares issued in conversion of warrants. 1,250,000 shares were also issued in lieu of an underwriting fee. Additionally, the Company issued 2,500,000 shares as consideration in the acquisition of SDSDC. At December 31, 2000, the Company had a total of 9,388,032 shares of common stock issued and outstanding.

b. Warrants

Warrants for 183,320 shares were issued along with the Company's first private placement in 1997. Warrants for 87,400 were exercised in total through December 31, 2000, leaving 97,920 outstanding at December 31, 2000. The warrants are exercisable at $0.50 per share and have a weighted average fair value of $0.50 at December 31, 2000. The warrants expire in 2001.

c. Convertible Promissory Notes

At December 31, 2000, the Company had convertible promissory notes payable outstanding which were convertible into 235,116 shares of common stock (see Note 6).

d. Stock Options

The Company had the following common stock option transactions during the year ended December 31, 2000:

	Shares	Weighted Average Exercise Price	Life of Options Outstanding
Options outstanding at January 1, 2000	1,085,300	$ 0.16	3.67 years

Options granted	160,000	$ 0.18	3.42 years

Options exercised	-	-	-

Options forfeited or expired	-	-	-

Options outstanding at December 31, 2000	1,245,300	$ 0.17	3.42

Options price range at end of year:	$0.05 through $1.25

Excercisable at end of year	1,245,300

The fair value of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value has been calculated ignoring the volatility factor. The following assumptions were used to estimate the fair values of options:

Risk free interest rate	6.07%
Expected life	4 years
Expected dividend yield	0%
Volatility	0.0000001%

NOTE 9 - GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of approximately $6,650,000 at December 31, 2000 and has incurred a significant loss from operations for the year then ended. In addition, the Company was in default on certain its promissory notes on December 31, 2000. The Company's stockholders' deficit was approximately $1,882,000 and its current liabilities exceeded its current assets by approximately $1,906,000.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock; (2) continuing the practice of issuing stock options as consideration for certain employee and marketing services; (3) converting promissory notes into common stock; and (4) changing the focus of the Company away from professional soccer competition toward other soccer-related markets such as equipment sales, soccer camps and a soccer publications. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10- COMMITMENT AND CONTINGENCIES

At December 31, 2000, the Company had elected to discontinue its office lease in San Diego, California. At year-end the Company was indebted to its lessor in the amount of $2,764, which was settled in full in the 2001 fiscal year. Shortly after year-end, the Company entered into an office lease at a new location in San Diego, which is renewable on a "month to month" basis.

NOTE 11 - SUBSEQUENT EVENTS

Convertible Promissory Notes

Subsequent to December 31, 2000, the Company issued additional convertible promissory notes with a face amount totaling $52,600. Certain note holders converted $5,100 into 5,100 shares of the Company's common stock and the Company made cash payments to the note holders totaling $8,900.

Line of Credit Payable

Subsequent to December 31, 2000, the Company's Credit Line Loan Agreement, with an unrelated individual, which had a balance of $125,000 and accrued interest of $20,022, was converted into 145,022 shares of the Company's common stock.

Common Stock

Subsequent to December 31, 2000, the Company issued 290,000 shares of its common stock for cash at $0.05 per share and an additional 150,122 shares of its common stock were issued in conversion of promissory notes and lines of credit.

From October 2001 through September 30, 2002, the Company sustained operations through the sale of common stock in private placement transactions and through the issuance of subordinated convertible debentures. During this period, the Company raised $324,000 through the issuance of 6,470,500 shares of common stock at a price of $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000.

In November 2002, the Company signed a non-binding letter of intent to acquire the a 51% interest in Golo-Lotto, a wholly owned subsidiary of Latin American Futbol Corp. of Miami, Fla. Golo Lotto, a corporation registered through the Netherland Antillies, offers a state of the art website (www.gololotto.com) that will allow wagering on various sporting events from around the world including over 27 different Soccer Leagues. The letter of intent contemplates the purchase of a fifty-one percent (51%) interest in exchange for restricted stock, wherein the Company will acquire a controlling interest in all the assets and marketing agreements of Golo Lotto.