Form 10QSB
period 2001-03-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-01-07
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (858) 488-7775

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at December 4, 2002
Common Stock, $0.001 par value	21,721,952 shares

The accompanying notes are an integral part of these financial statements.

INDEX

PAGE NUMBER

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet
(Unaudited)

March 31, 2001

CURRENT ASSETS
Cash	$993

Total Current Assets
993

PROPERTY AND EQUIPMENT - NET	21,092

OTHER ASSETS
Deposits	1,350

TOTAL ASSETS	$23,435

CURRENT LIABILITIES
Accounts payable	$327,948
Accrued expenses	30,615
Accrued payroll and payroll taxes	322,683
Deferred revenue	-
Credit line payable	125,000
Credit line payable-related party	694,612
Convertible promissory notes	271,616
Notes payable	79,646
Notes payable-related party	32,199
Accrued interest payable	147,097

Total Current Liabilities	2,031,416

TOTAL LIABILITIES	2,031,416

STOCKHOLDERS' DEFICIT
Common stock: 50,000,000 shares authorized of $0.001 par value, 9,388,032 shares issued and outstanding	9,388
Common stock subscribed	12,000
Additional paid in capital	4,776,335
Accumulated deficit	(6,805,704)

Total Stockholders' Deficit
(2,007,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,435

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000

REVENUES
Ticket sales	$13,560	$-
Other Revenue	2,400	1,887

Total Revenues	15,960	1,887

EXPENSES
General and administrative	88,296	389,511
Game and player expenses	48,987	55,532
Advertising and promotion	515	107,309
Depreciation and amortization	1,370	3,152

Total Expenses	139,168	555,504

Loss From Operations	(123,208)	(553,617)

OTHER INCOME (EXPENSE)
Interest income	85	-
Loan underwriting fee	-	(500,000)
Interest expense	(35,812)	(4,213)

Total Other Income (Expense)	(35,727)	(504,213)

NET LOSS	$(158,935)	$(1,057,830)

BASIC LOSS PER SHARE	$(0.02)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES	9,388,032	5,901,369

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flow
(unaudited)

	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
	$(158,935)	$(1,057,830)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization
	1,370	3,152
Contributed capital for services rendered
	33,250	-
Stock issued for loan underwriting fee
	-	500,000
Stock issued for services
	-	11,000
Changes in operating assets and liabilities:

Increase in employee advances
	-	(3,125)
Increase in receivable from shareholder
	-	(5,000)
Increase in accounts payable
	12,953	109,984
(Increase) decrease in deferred revenue
	(1,238)	10,939
(Increase) decrease in accrued expenses
	26,535	(8,508)

Net Cash Used by Operating Activities
	(86,065)	(356,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets
	-	(10,085)

Net Cash Used by Investing Activities
	-	(10,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash
	-	54,000
Stock subscription receivable
	-	47,000
Convertible promissory notes proceeds
	37,500	48,900
Principal payments on convertible notes payable
	(1,000)	(4,500)
Cash received from notes payable
	13,779	-
Payments on notes payable
	(4,000)	-
Line of credit proceeds
	-	241,760

Net Cash Provided by Financing Activities
	46,279	387,160

NET INCREASE (DECREASE) IN CASH	(39,786)	20,987

CASH - BEGINNING OF PERIOD	40,779	50,253

CASH - END OF PERIOD	$993	$71,240

SUPPLEMENT CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest
	-	-
Income taxes
	-	-

NON-CASH FINANCING ACTIVITIES
Common stock issued for convertible promissory notes	$-	$185,000
Contributed capital for services rendered	$33,250	$-

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
March 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

At March 31, 2001, the Company has an accumulated deficit of $6,805,704 and has incurred a loss from operations for the three months then ended. In addition, the Company is in default on certain of its promissory notes and credit line payables at March 31, 2001. The Company's stockholders' deficit is $2,007,981 and its current liabilities exceed its current assets by $2,030,423.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
March 31, 2001

NOTE 3 - MATERIAL EVENTS

Convertible Promissory Notes

During the three months ended March 31, 2001, the Company borrowed an additional $37,500 in the form of convertible promissory notes. During the period, the Company made cash payments of $1,000 on these notes.

Credit Line Payable

At March 31, 2001, the Company was in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreements.

Contributed Capital

During the three months ended March 31, 2001, the Company recognized a salary expense of $33,250 for the president's compensation for the period. This expense has been has been offset to additional paid-in capital because the president does not expect to be paid for these services.

NOTE 4 - SUBSEQUENT EVENTS

Convertible Promissory Notes

Subsequent to March 31, 2001, the Company borrowed an additional $15,276 in the form of convertible promissory notes and made cash payments of $13,226. Also subsequent to March 31, 2001, certain convertible promissory noteholders converted $7,100 of debt into 7,100 shares of the Company's common stock.

Convertible Debentures

Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through December 2, 2002, a total of $136,500 had been raised under these terms and $7,000 of these debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
March 31, 2001

NOTE 4 - SUBSEQUENT EVENTS (Continued)

Line of Credit Payable

Subsequent to March 31, 2001, the Company's Credit Line Loan Agreement with an unrelated individual, having a principal balance of $125,000 and accrued interest of $20,022, was converted into 145,022 shares of the Company's common stock. This transaction completely satisfied the Credit Line Loan Agreement.

Related Party Transaction

Subsequent to March 31, 2001, the Company borrowed an additional $46,808 from related parties with the notes bearing interest at 10% per annum and are payable on demand. The Company has also made cash payments of $64,994.

Common Stock

Subsequent to March 31, 2001, the Company issued 6,470,500 shares of its common stock for cash at $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. The Company also issued 602,122 shares of its common stock upon the conversion of lines of credit and promissory notes totaling $159,122.

Also subsequent to March 31, 2001, the Company issued 2,500,000 shares of its common stock to its directors and advisory board as compensation for services valued at $0.05 per share. The Company also issued 2,175,000 shares of its common stock to various individuals as compensation for consulting, legal, and public relation services valued at $0.05 per share. And the Company issued 32,500 shares of its common stock for the exercise of options at $0.05 per share for a total of $1,625. During September 2002, the Company granted 75,000 options to purchase its common stock at an exercise price of $0.25 per share for production services performed.

Letter of Intent

On October 29, 2002, the Company announced it had signed a letter of intent to acquire 51% of the assets of Golo Lotto, an on-line Internet gaming website that allows wagering on various sporting events around the world. The purchase price, which is still the subject of negotiation, will be paid through the issuance of restricted common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2001, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2001 compared to quarter ended March 31, 2000.

Revenues for the quarter ended March 31, 2001 were $15,960, compared to $1,887 for the quarter ended March 31, 2000, an increase of $14,000, which is attributed entirely to ticket sales from soccer events. During the year ended December 31, 1999, the Company's soccer teams ended competition in September, whereas the 2000 season included games played by the Company's Riverside, California franchise which took place in January 2001. Thus, the first quarter of 2001 included some revenues from ticket sales. Subsequent to the 2000 playing season, the Company ceased operating its soccer franchises.

General and administrative expenses were $88,296 versus $389,511 for the quarters ended March 31, 2001 and 2000, respectively. The decrease results from the Company's ceasing operations following the 2000 soccer season. Game and player expenses were $48,987 versus $55,532 for the quarters ended March 31, 2001 and 2000, respectively. Despite the Company's ceasing its soccer operations after the 2000 season, game and player expenses continued to be incurred until the teams were disbanded in early 2001. Advertising and promotion expenses decreased from $107,309 in the quarter ended March 31, 2000 to $515 for the quarter ended March 31, 2001. This decrease resulted from the Company's cessation of promotional activities once the decision was made to disband the teams and cease soccer operations.

Other income and expense items included $35,812 in interest expense recognized in the quarter ended March 31, 2001, compared to interest expense of $4,213 in the first quarter of the prior year. The increase was attributed to an increase in the Company's debt obligations. During the quarter ended March 31, 2000, the Company incurred $500,000 in loan underwriting fees associated with obtaining a working capital line of credit from one of its shareholders.

As a result of the above, the Company incurred a loss of $158,935, or $0.02 per share, for the quarter ended March 31, 2001, compared to a loss of $1,057,830, or $0.18 per share for the quarter ended March 31, 2000. The decline in loss is primarily attributed to $500,000 in loan underwriting fees and $389,000 in operating costs incurred in 2000 which were not duplicated in 2001.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $6,805,704. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2001, the Company had cash of $993 and current liabilities exceeded current assets by $2,030,423. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 30, 2002	/s/ Yan Skwara
YAN SKWARA
Chief Executive Officer

Exhibit 99.1

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Southern States Power Company, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

4. Based upon my knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

5. Based upon my knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

6. I acknowledge that I and the Chief Financial Officer:

A. are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;

B. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

C. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

D. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

E. have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

(i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

F. have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Yan Skwara
Yan Skwara
Chief Executive Officer
Dated: December 27, 2002

Exhibit 99.2

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Southern States Power Company, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

4. Based upon my knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

5. Based upon my knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

6. I acknowledge that I and the Chief Executive Officer:

A. are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;

B. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

C. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

D. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

E. have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

(i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

F. have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Yan Skwara
Yan Skwara
Chief Financial Officer
Dated: December 27, 2002