Form 10QSB
period 2001-06-30
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-01-07
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at Decmeber 4, 2002
Common Stock, $0.001par value	21,721,952 shares

The accompanying notes are an integral part of these financial statements.

INDEX

PAGE NUMBER

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet
(Unaudited)

June 30, 2001

CURRENT ASSETS
Cash	$-

Total Current Assets
-

PROPERTY AND EQUIPMENT - NET	19,722

OTHER ASSETS
Deposits	1,350
Soccer Franchises, net	-

Total Other Assets	1,350

TOTAL ASSETS	$21,072

CURRENT LIABILITIES
Bank overdraft	$5,776
Accounts payable	337,307
Accrued expenses	30,615
Accrued payroll and payroll taxes	327,784
Deferred revenue	-
Credit line payable	125,000
Credit line payable-related party	694,612
Convertible promissory notes	278,640
Notes payable	79,646
Notes payable-related party	28,773
Accrued interest payable	180,532

Total Current Liabilities	2,088,685

TOTAL LIABILITIES	2,088,685

STOCKHOLDERS' DEFICIT
Common stock: 50,000,000 shares authorized of $0.001 par value, 9,388,032 shares issued and outstanding	9,388
Common stock subscribed	12,000
Additional paid in capital	4,809,585
Accumulated deficit	(6,898,586)

Total Stockholders' Deficit
(2,067,613)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,072

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000

REVENUES
Ticket sales	$800	$40,439	$14,360	$40,439
Corporate sponsorships	-	32,995	-	32,995
Other revenue	-	7,331	2,400	9,218

Total Revenues	8,00	80,765	16,760	82,652

EXPENSES
General and administrative	52,354	419,551	140,650	809,062
Game and player expenses	740	132,886	49,727	188,418
Advertising and promotion	200	71,865	715	179,174
Depreciation and amortization	1,370	3,998	2,740	7,150

Total Expenses	54,664	628,300	193,832	1,183,804

Loss From Operations	(53,864)	(547,535)	(177,072)	(1,101,152)

OTHER INCOME (EXPENSE)
Interest income	11	280	96	555
Loan underwriting fee	-	(250,000)	-	(750,000)
Interest expense	(39,029)	(39,128)	(74,841)	(43,616)

Total Other Income (Expense)	(39,018)	(288,848)	(74,745)	(793,061)

NET LOSS	$(92,882)	$(836,383)	$(251,817)	$(1,894,213)

BASIC LOSS PER SHARE	$(0.01)	$(0.09)	$(0.03)	$(0.23)

WEIGHTED AVERAGE NUMBER OF SHARES	9,388,032	9,133,846	9,388,032	8,063,987

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flow
(unaudited)

	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
	$(251,817)	$(1,894,213)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization
	2,740	7,150
Contributed capital for services rendered
	66,500	-
Stock issued for loan underwriting fee
	-	750,000
Stock issued for services
	-	11,000
Stock options issued for services
	-	131,160
Write-off stock subscription receivable
	-	(1,000)
Changes in operating assets and liabilities:

Increase in employee advances
	-	(2,525)
Increase in receivable from shareholder
	-	(5,000)
Increase in accounts payable
	22,312	184,186
Decrease in deferred revenue
	(1,238)	(10,775)
Increase in accrued expenses
	65,071	6,972

Net Cash Used by Operating Activities
	(96,432)	(823,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets
	-	(11,071)

Net Cash Used by Investing Activities
	-	(11,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft
	5,776	-
Common stock issued for cash
	-	101,000
Convertible promissory notes proceeds
	52,600	122,900
Principal payments on convertible notes payable
	(9,076)	(27,500)
Cash received from notes payable
	13,853	14,244
Payments on notes payable
	(7,500)	-
Line of credit proceeds
	-	610,119
Cash received on notes payable-related party
	-	14,429

Net Cash Provided by Financing Activities
	55,653	835,192

NET INCREASE (DECREASE) IN CASH	(40,779)	1,076

CASH - BEGINNING OF PERIOD	40,779	50,253

CASH - END OF PERIOD	$-	$51,329

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest
	$-	$38,274
Income taxes
	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for convertible promissory notes	$-	$190,600
Contributed capital for services rendered	$66,500	$-

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
June 30, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

At June 30, 2001, the Company has an accumulated deficit of $6,898,586 and has incurred a loss from operations for the six months then ended. In addition, the Company is in default on certain of its promissory notes and credit line payables at June 30, 2001. The Company's stockholders' deficit is $2,067,613 and its current liabilities exceed its current assets by $2,088,685.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
June 30, 2001

NOTE 3 - MATERIAL EVENTS

Convertible Promissory Notes

During the six months ended June 30, 2001, the Company borrowed an additional $52,600 in the form of convertible promissory notes. During the period, the Company made cash payments of $9,076 on these notes.

Credit Line Payable

At June 30, 2001, the Company was in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreements.

Contributed Capital

During the six months ended June 30, 2001, the Company recognized a salary expense of $66,500 for the president's compensation for the period. This expense has been has been offset to additional paid-in capital because the president does not expect to be paid for these services.

NOTE 4 - SUBSEQUENT EVENTS

Convertible Promissory Notes

Subsequent to June 30, 2001, the Company borrowed an additional $176 in the form of convertible promissory notes and made cash payments of $5,150. Also subsequent to June 30, 2001, certain convertible promissory noteholders converted $7,100 of debt into 7,100 shares of the Company's common stock.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
June 30, 2001

NOTE 4 - SUBSEQUENT EVENTS (Continued)

Line of Credit Payable

Subsequent to June 30, 2001, the Company's Credit Line Loan Agreement with an unrelated individual, having a principal balance of $125,000 and accrued interest of $20,022, was converted into 145,022 shares of the Company's common stock. This transaction completely satisfied the Credit Line Loan Agreement.

Related Party Transaction

Subsequent to June 30, 2001, the Company borrowed an additional $46,808 from related parties with the notes bearing interest at 10% per annum and are payable on demand. The Company has also made cash payments of $64,994.

Common Stock

Subsequent to June 30, 2001, the Company issued 6,470,500 shares of its common stock for cash at $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. The Company also issued 602,122 shares of its common stock upon the conversion of lines of credit and promissory notes totaling $159,122.

Also subsequent to June 30, 2001, the Company issued 2,500,000 shares of its common stock to its directors and advisory board as compensation for services valued at $0.05 per share. The Company also issued 2,175,000 shares of its common stock to various individuals as compensation for consulting, legal, and public relation services valued at $0.05 per share. And the Company issued 32,500 shares of its common stock for the exercise of options at $0.05 per share for a total of $1,625. During September 2002, the Company granted 75,000 options to purchase its common stock at an exercise price of $0.25 per share for production services performed.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2001, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended June 30, 2001 compared to quarter ended June 30, 2000.

Revenues for the quarter ended June 30, 2001 were $800, compared to $80,765 for the quarter ended June 30, 2000, a decrease of approximately $80,000, which is attributed entirely to ticket sales and corporate sponsorships associated with the Company's soccer operations. Subsequent to December 31, 2000, the Company discontinued operating its soccer teams, thus there were no revenues generated in the quarter ended June 30, 2001.

General and administrative expenses were $52,354 versus $419,551 for the quarters ended June 30, 2001 and 2000, respectively. The decrease results from the Company's ceasing operations following the 2000 soccer season. Game and player expenses similarly decreased to $740 for the quarter ended June 30, 2001 from $132,886 for the quarter ended June 30, 2000. Advertising and promotion expenses decreased from $71,865 in the quarter ended June 30, 2000 to $200 for the quarter ended June 30, 2001. This decrease resulted from the Company's cessation of promotional activities once the decision was made to disband the teams and cease soccer operations.

Other income and expense items included $250,000 in the quarter ended June 30, 2000 in loan underwriting fees associated with obtaining a working capital line of credit from one of its shareholders. For both the quarter ended June 30, 2001 and 2000, interest expense was approximately $39,000.

As a result of the above, the Company incurred a loss of $92,882, or $0.01 per share, for the quarter ended June 30, 2001, compared to a loss of $836,383, or $0.09 per share for the quarter ended June 30, 2000. The decline in loss is primarily attributed to $250,000 in loan underwriting fees and $574,000 in net operating and soccer-related costs incurred in 2000 which were not duplicated in 2001.

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

Revenues for the six month period ended June 30, 2001 were $16,760, compared to $82,652 for the similar period ended June 30, 2000, a decrease of approximately $66,000, which is attributed entirely to ticket sales and corporate sponsorships associated with the Company's soccer operations. In January 2001, the Company discontinued operating its soccer teams, thus the six month period ended June 30, 2000 included revenues from a full schedule of games whereas in 2001 revenues were confined to a few games played in January 2001.

General and administrative expenses were $140,650 versus $809,062 for the six-month periods ended June 30, 2001 and 2000, respectively. The decrease results from the Company's ceasing operations following the 2000 soccer season. Game and player expenses were $49,727 versus $188,418 for the six month periods ended June 30, 2001 and 2000, respectively. Game and player expenses continued to be incurred until the teams were disbanded in early 2001. Advertising and promotion expenses decreased from $179,174 in six months ended June 30, 2000 to $715 for the period ended June 30, 2001. This decrease resulted from the Company's cessation of promotional activities once the decision was made to disband the teams and cease soccer operations.

Other income and expense items included $74,841 in interest expense recognized in the six months ended June 30, 2001, compared to interest expense of $43,616 in the first six months of the prior year. The increase was attributed to an increase in the Company's debt obligations. During the six months ended June 30, 2000, the Company incurred $750,000 in loan underwriting fees associated with obtaining a working capital line of credit from one of its shareholders.

As a result of the above, the Company incurred a loss of $251,817, or $0.03 per share, for the six months ended June 30, 2001, compared to a loss of $1,894,213, or $0.23 per share, for the six months ended June 30, 2000. The decline in loss is primarily attributed to $750,000 in loan underwriting fees and $924,000 in operating and soccer-related costs incurred in 2000 which were not duplicated in 2001.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $6,898,586. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2001, the Company had a bank overdraft of $5,776 and current liabilities exceeded current assets by $2,088,685. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

Exhibit 99.1

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Southern States Power Company, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 99.2

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Southern States Power Company, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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