Form 10QSB
period 2001-09-30
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-01-07
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

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
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet
(Unaudited)

September 30, 2001

CURRENT ASSETS
Cash	$-

Total Current Assets
-

PROPERTY AND EQUIPMENT - NET	18,352

OTHER ASSETS
Deposits	1,350
Soccer Franchises, net	-

Total Other Assets	1,350

TOTAL ASSETS	$19,702

CURRENT LIABILITIES
Bank overdraft	$5,776
Accounts payable	342,902
Accrued expenses	30,615
Accrued payroll and payroll taxes	333,219
Deferred revenue	-
Credit line payable	125,000
Credit line payable-related party	694,612
Convertible promissory notes	278,640
Notes payable	79,646
Notes payable-related party	28,773
Accrued interest payable	214,712

Total Current Liabilities	2,133,895

TOTAL LIABILITIES	2,133,895

STOCKHOLDERS' DEFICIT
Common stock: 50,000,000 shares authorized of $0.001 par value, 9,388,032 shares issued and outstanding	9,388
Common stock subscribed	12,000
Additional paid in capital	4,842,835
Accumulated deficit	(6,978,416)

Total Stockholders' Deficit
(2,114,193)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,702

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2001	For the Three Months Ended September 30, 2000	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000

REVENUES
Ticket sales	$-	$31,029	$14,360	$71,468
Corporate sponsorships	-	30,473	-	63,468
Other revenue	-	10,412	2,400	19,630

Total Revenues	-	71,914	16,670	154,566

EXPENSES
General and administrative	38,685	330,001	179,335	1,139,063
Game and player expenses	-	59,764	49,727	248,182
Advertising and promotion	-	34,362	715	213,536
Depreciation and amortization	1,370	2,753	4,110	9,903

Total Expenses	40,055	426,880	233,887	1,610,684

Loss From Operations	(40,055)	(354,966)	(217,127)	(1,456,118)

OTHER INCOME (EXPENSE)
Interest income	-	218	96	773
Loan underwriting fee	-	-	-	(750,000)
Interest expense	(39,775)	(19,858)	(114,616)	(63,474)

Total Other Income (Expense)	(39,775)	(19,640)	(114,520)	(812,701)

NET LOSS	$(79,830)	$(374,606)	$(331,647)	$(2,268,819)

BASIC LOSS PER SHARE	$(0.01)	$(0.04)	$(0.04)	$(0.27)

WEIGHTED AVERAGE NUMBER OF SHARES	9,388,032	9,361,126	9,388,032	8,499,523

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flow
(unaudited)

	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
	$(331,647)	$(2,268,819)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization
	4,110	9,903
Contributed capital for services rendered
	99,750	-
Stock issued for loan underwriting fee
	-	750,000
Stock issued for services
	-	43,000
Stock options issued for services
	-	131,160
Write-off stock subscription receivable
	-	(1,000)
Changes in operating assets and liabilities:

Increase in receivable from shareholder
	-	(5,000)
Increase in accounts payable
	27,907	340,429
Decrease in other liabilities
	-	(1,065)
Decrease in deferred revenue
	(1,238)	(32,490)
Increase (decrease) in accrued expenses
	104,686	(16,542)

Net Cash Used by Operating Activities
	(96,432)	(1,050,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets
	-	(11,071)

Net Cash Used by Investing Activities
	-	(11,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft
	5,776	-
Common stock issued for cash
	-	101,000
Convertible promissory notes proceeds
	52,600	44,494
Principal payments on convertible notes payable
	(9,076)	(28,500)
Cash received from notes payable
	13,853	122,900
Payments on notes payable
	(7,500)	-
Line of credit proceeds
	-	785,032
Cash received on notes payable-related party
	-	36,492

Net Cash Provided by Financing Activities
	55,653	1,061,418

NET DECREASE IN CASH	(40,779)	(77)
CASH - BEGINNING OF PERIOD	40,779	50,253

CASH - END OF PERIOD	$-	$50,176

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest
	$-	$63,474
Income taxes
	$-	$-
NON-CASH FINANCING ACTIVITIES
Common stock issued for convertible promissory notes	$-	$195,850
Contributed capital for services rendered	$99,750	$-

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
September 30, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

At September 30, 2001, the Company has an accumulated deficit of $6,978,416 and has incurred a loss from operations for the nine months then ended. In addition, the Company is in default on certain of its promissory notes and credit line payables at September 30, 2001. The Company's stockholders' deficit is $2,114,193 and its current liabilities exceed its current assets by $2,133,895.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
September 30, 2001

NOTE 3 - MATERIAL EVENTS

Convertible Promissory Notes

During the nine months ended September 30, 2001, the Company borrowed an additional $52,600 in the form of convertible promissory notes. During the period, the Company made cash payments of $9,076 on these notes.

Credit Line Payable

At September 30, 2001, the Company was in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreements.

Contributed Capital

During the nine months ended September 30, 2001, the Company recognized a salary expense of $99,750 for the president's compensation for the period. This expense has been has been offset to additional paid-in capital because the president does not expect to be paid for these services.

NOTE 4 - SUBSEQUENT EVENTS

Convertible Promissory Notes

Subsequent to September 30, 2001, the Company borrowed an additional $176 in the form of convertible promissory notes and made cash payments of $5,150. Also subsequent to September 30, 2001, certain convertible promissory noteholders converted $7,100 of debt into 7,100 shares of the Company's common stock.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
September 30, 2001

NOTE 4 - SUBSEQUENT EVENTS (Continued)

Line of Credit Payable

Subsequent to September 30, 2001, the Company's Credit Line Loan Agreement with an unrelated individual, having a principal balance of $125,000 and accrued interest of $20,022, was converted into 145,022 shares of the Company's common stock. This transaction completely satisfied the Credit Line Loan Agreement.

Related Party Transaction

Subsequent to September 30, 2001, the Company borrowed an additional $46,808 from related parties with the notes bearing interest at 10% per annum and are payable on demand. The Company has also made cash payments of $64,994.

Common Stock

Subsequent to September 30, 2001, the Company issued 6,470,500 shares of its common stock for cash at $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. The Company also issued 602,122 shares of its common stock upon the conversion of lines of credit and promissory notes totaling $159,122.

Also subsequent to September 30, 2001, the Company issued 2,500,000 shares of its common stock to its directors and advisory board as compensation for services valued at $0.05 per share. The Company also issued 2,175,000 shares of its common stock to various individuals as compensation for consulting, legal, and public relation services valued at $0.05 per share. And the Company issued 32,500 shares of its common stock for the exercise of options at $0.05 per share for a total of $1,625. During September 2002, the Company granted 75,000 options to purchase its common stock at an exercise price of $0.25 per share for production services performed.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2001, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended September 30, 2001 compared to quarter ended September 30, 2000.

Revenues for the quarter ended September 30, 2001 were zero, compared to $71,914 for the quarter ended September 30, 2000, a decrease of $72,000, which is attributed entirely to ticket sales and corporate sponsorships associated with the Company's soccer operations. Subsequent to December 31, 2000, the Company discontinued operating its soccer teams, thus there were no revenues generated in the quarter ended September 30, 2001.

General and administrative expenses were $38,685 versus $330,001 for the quarters ended September 30, 2001 and 2000, respectively. The decrease results from the Company's ceasing operations following the 2000 soccer season. Game and player expenses similarly decreased to zero for the quarter ended September 30, 2001 from $59,764 for the quarter ended September 30, 2000. Advertising and promotion expenses decreased from $34,362 in the quarter ended September 30, 2000 to zero for the quarter ended September 30, 2001. This decrease resulted from the Company's cessation of promotional activities once the decision was made to disband the teams and cease soccer operations.

Other income and expense consisted of interest expense of $39,775 in the quarter ended September 30, 2001, compared with $19,858 in the quarter ended September 30, 2000. The increase is attributed to an increase in the Company's debt obligations.

As a result of the above, the Company incurred a loss of $79,830, or $0.01 per share, for the quarter ended September 30, 2001, compared to a loss of $374,606, or $0.04 per share, the quarter ended September 30, 2000. The decline in loss is primarily attributed to the cessation of soccer and other operating activities in 2001.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

Revenues for the nine month period ended September 30, 2001 were $16,760, compared to $154,566 for the similar period ended September 30, 2000, a decrease of approximately $138,000, which is attributed entirely to ticket sales and corporate sponsorships associated with the Company's soccer operations. In January 2001, the Company discontinued operating its soccer teams, thus the nine month period ended September 30, 2000 included revenues from a full schedule of games whereas in 2001 revenues were confined to a few games played in January 2001.

General and administrative expenses were $179,335 versus $1,139,063 for the nine-month periods ended September 30, 2001 and 2000, respectively. The decrease results from the Company's ceasing operations following the 2000 soccer season. Game and player expenses were $49,727 versus $248,182 for the nine month periods ended September 30, 2001 and 2000, respectively. Game and player expenses continued to be incurred until the teams were disbanded in early 2001. Advertising and promotion expenses decreased from $213,536 in nine months ended September 30, 2000 to $715 for the period ended September 30, 2001. This decrease resulted from the Company's cessation of promotional activities once the decision was made to disband the teams and cease soccer operations.

Other income and expense items included $114,616 in interest expense recognized in the nine months ended September 30, 2001, compared to interest expense of $63,474 in the first nine months of the prior year. The increase was attributed to an increase in the Company's debt obligations. During the nine months ended September 30, 2000, the Company incurred $750,000 in loan underwriting fees associated with obtaining a working capital line of credit from one of its shareholders.

As a result of the above, the Company incurred a loss of $331,647, or $0.04 per share, for the nine months ended September 30, 2001, compared to a loss of $2,268,819, or $0.27 per share for the nine months ended September 30, 2000. The decline in loss is primarily attributed to $750,000 in loan underwriting fees and $1,377,000 in operating and soccer-related costs incurred in 2000 which were not duplicated in 2001.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $6,978,416. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

At September 30, 2001, the Company is in default on certain of its promissory notes and credit line payables, and its current liabilities exceed its current assets by $2,133,895. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature nine months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

Exhibit 99.1

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Southern States Power Company, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 99.2

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Southern States Power Company, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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