Form 10KSB
period 2001-12-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-01-10
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2001

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
Common Stock, $0.001par value (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of December 4, 2002 was $564,811, based on the last sale price of $0.03 as reported by the Pink Sheets.

The Registrant had 21,721,952 shares of common stock, $0.001 value, outstanding as of December 4, 2002.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

TABLE OF CONTENTS

PAGE NUMBER

ii

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

The Company's working capital on December 31, 2001 was negative $ 2,010,894. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition" herein).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of its fiscal year ended December 31, 2001.

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

During the year ended December 31, 2000, the Company issued 210,750 shares of restricted common stock on the conversion of promissory notes, and an additional 2,000 shares of restricted common stock on the conversion of warrants. At December 31, 2001, the Company had convertible promissory notes outstanding which were convertible into 273,716 shares of common stock.

In February 2000, the Company issued 4,775,519 shares of its previously unissued common stock as consideration for all of the issued and outstanding shares of common stock of San Diego Soccer Development Corporation ("SDSDC") in a reverse merger transaction. As a result of this transaction, SDSDC became the successor issuer for reporting purposes to the Securities Exchange Commission.

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

The Company had the following common stock option transactions during the year ended December 31, 2001:

	Shares	Weighted Average Exercise Price	Life of Options Outstanding
Options outstanding at January 1, 2001	1,245,300	$0.17	3.42 years

Options granted	-	$-	-

Options exercised	-	-	-

Options forfeited or expired	-	-	-

Options outstanding at December 31, 2001	1,245,300	$0.17	3.42 years

Options price range at end of year:	$0.05 through $1.25

Excercisable at end of year	1,245,300

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenues

Net revenues decreased from $311,492 for the year ended December 31, 2000 to $18,460 for the year ended December 31, 2001. This decrease resulted primarily from the Company's ceasing operating its soccer franchises subsequent to December 31, 2000. In December 2000, the Company's interest in the Riverside Elite was forfeit and returned to the league. The San Diego Flash was converted into an amateur team in early 2001. As a result, future revenues from ticket sales and corporate sponsorships are not expected to be significant until such time as the Company resumes participation in soccer at the professional level.

Operating Expenses

Operating expenses during the year ended December 31, 2001 decreased $3,063,866 over the year ended December 31, 2000, from $3,407,003 to $343,137, respectively. The decrease results from the elimination of all soccer-related franchise expenses in early 2001, such as game and player expense and promotional expenses. In addition, there was $1,250,000 recorded as a loan underwriting fee in fiscal 2000 resulting from 1,250,000 shares of common stock, valued at $1.00 per share, issued to secure an line of credit with one of the Company's shareholders. General and administrative expenses decreased $708,644 from $971,415 in 2000 to $262,711 in 2001. This reduction resulted from the Company being essentially inactive during most of 2001.

Other Income and Expense

Other expense was $84,455 for the year ended December 31, 2001, compared to $144,293 for the year ended December 31, 2000. Included in other expenses during fiscal 2001 and 2000 were interest expenses of $156,859 and $115,275, respectively. The increase in interest expense resulted from an increase the total debt burden during 2001. During the year ended December 31, 2001, the Company also recorded other income of $72,000 resulting from the forgiveness of certain trade payables.

Net Loss

As a result of the above mentioned factors, the Company incurred a loss of $409,132 for the year ended December 31, 2001, compared to a loss of $3,239,804 for the prior year, a decrease of $2,830,672. As stated above, the decrease in loss is primarily attributed the cessation of operations during early 2001. Operations did not resume until November 2001, at which time operations were limited to general and administrative expenses associated with developing a revised business strategy.

Liquidity and Capital Resources

As of December 31, 2001, the Company had negative working capital of $2,010,894 and $74 cash on hand. Since inception, the Company has recorded an accumulated deficit of $7,055,901. Following the cessation of the soccer operations, the Company was inactive during most of calendar 2001. As a result, there is substantial doubt about the Company's ability to continue as a going concern. In November 2001, management resumed operations under a new operating strategy and began doing business as Soccer Development of America. In 2002, the Company commenced development of a monthly soccer publication, "90:00 Minutes", which earns revenues through advertising, subscriptions and newsstand sales. The Company published the premier issue of "90:00 Minutes" in July 2002 and the first monthly issue followed in September 2002. There is no assurance that advertising revenues, subscriptions and newsstand sales will provide adequate working capital to fund ongoing operations and meet current obligations. Further, the magazine and publishing industry is highly competitive. So, while direct competition from soccer-related publications is limited, there remains intense competition for limited advertising dollars. In the event the Company is unable to attract adequate advertisers and/or sell enough magazines to cover the costs of operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company does not anticipate any cash expenditures for capital equipment or material contracts over the next twelve months. The sole acquisition contemplated, the acquisition of Golo Lotto, is expected to be consummated through the issuance of restricted common stock (See Note 11 in Note to Accompanying Financial Statements).

From the recommencement of business operations in November 2001 through September 30, 2002, the Company sustained operations through the sale of common stock in private placement transactions and through the issuance of subordinated convertible debentures. During this period, the Company raised $324,000 through the issuance of 6,470,500 shares of common stock at a price of $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000. There is no guarantee that our cash requirements will not exceed the proceeds from the offering, even assuming that the entire offering is sold. In the event additional capital is required, we may need to sell additional securities in future offerings, either private or public, or to obtain additional financing from other sources. There can be no assurance that we will be able to obtain such additional funds if required either at the time the funds are needed or on terms favorable to us. If additional funds are not available, the Company may cease to operate as a going concern.

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

Bill Hodson, has served on the Company's Board of Directors since April 2002. He is currently also the Director of Client Services, a non-executive position, at Livewire Corporate Communications, Inc., which has been retained by the Company to provide support to its marketing and distribution strategies for "90:00 Minutes". Mr. Hodson is a creative and multi-faceted sales professional, with over ten years of successful sales, marketing and advertising experience. Prior to going to work for Livewire, Mr. Hodson worked with eFront Media, Inc. in Irvine, California, where he was Director of Marketing. In that position, he developed account management plans, including sales strategies, market share objectives and financial projections, managed multiple budget relating to marketing and advertising activities, coordinated with management the development and implementation of all corporate policies and procedures, as well as sales and marketing plans, provided leadership and direction to the sales force, spearheaded business development activities and organized focus groups to tune the company's product positioning. Mr. Hodson was a business consultant with his own company, Hodson Marketing, in Orange, California from 1998 to 2000 before it was sold to eFront Media in 2000. During the time, he introduced a new media company comprised of three primary properties - Ball-Striker Weekly, Ball-Striker TV and Equipment Promotion. He was the managing editor for Avid Golfer Magazine, a bi-monthly golf publication distributed to golf courses and retailers throughout Southern California. He also formulated and implemented marketing introduction plans for multiple beverage products sold to national retailers for Lighthouse Food and Beverage. Mr. Hodson was a Sales Manager for Winn Grips, Inc. from 1996 to 1998, where he built a national sales team and assisted in international channel development, increasing sales from $16,000 to $3.8 million in less than two years. Mr. Hodson holds a degree in Business Studies from Fullerton College, Fullerton, California, and has been published in the Orange County Metropolitan, Las Vegas Review Journal, Los Angeles Times, USA Today, and the Wall Street Journal, among others.

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

Meetings

During the year ended December 31, 2001, the Board of Directors met on two occasions. Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

Compensation Of Directors

We have no standard arrangement pursuant to which our Directors are compensated or services provided as a Director.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the years ended December 31, 2001 and 2000 paid to Yan K. Skwara, our current Chief Executive Officer. No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2001.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

					Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Yan K. Skwara	2000	$133,254	$---	$---	---	---	---
Chief Executive Officer	2001	$133,000 (2)	---	---	---	---	---

(1) Mr. Skwara became Chief Executive Officer effective as of December 20, 2001.

(2) Represents imputed salary which was written off to contributed capital as Mr. Skwara elected not to receive payment for these services.

The following table sets forth certain information concerning the number of individual grants of stock options made during the year ended December 31, 2001 to each of the named executive officers:

Aggregated Option Grants In Last Fiscal Year
Name	Number of Securities Underlying Options Granted	% of Total Options Grated to Employees in Fiscal Year	Exercise Price	Expiration Date

Yan K. Skwara	--	--	--	--

Total	--	--

The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the year ended December 31, 2001 for named officers of the Company.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2001 Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at December 31, 2001 Exercisable/Unexercisable (1)

Yan K. Skwara	--	--	Exercisable 150,000	Exercisable $0.00
			Unexercisable --	Unexercisable --

(1) The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.05 per share as of December 28, 2001 , the last trading day of 2001, as reported on the OTC Bulletin Board.

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

The Company is not aware of any instances since January 1, 2001, where an executive officer, director or owner of more than ten percent of the outstanding shares of our common stock failed to comply with reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 other than:

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

(1) Includes 2,071,428 shares held by Mr. Skwara and fully vested options to purchase 150,000 shares of common stock held by Mr. Skwara.

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

On March 6, 2000, the Company entered into a Credit Line Loan Agreement with one of its shareholders. The advances bear interest at 10% per annum and the unpaid principal and interest was due on December 31, 2000. In order to secure the line of credit, the Company paid an underwriting fee to the lender in the form of 1,250,000 restricted shares of common stock (see Management’s Discussion and Analysis, above). At December 31, 2001, the principal balance on this Credit Line was $694,612, and with accrued interest, $815,419. In connection with the Agreement, the Company also agreed to reconstitute its Board of Directors by allowing the Lender to nominate 3 of the 5 directors, and to allow the Lender to approve certain budgets and significant expenditures, and to receive monthly financial statements from the Company. In addition, the agreement stipulates that the Lender will provide certain accounting and senior management overview services and public company reporting oversight in exchange for one percent (1%) of the Company’s gross revenues. In the event of default, the Lender may terminate the Agreement, declare the outstanding balance to be due and payable, and convert the balance into common restricted shares of the Company. The new shares to be issued would be the number necessary for the Lender to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants. The Company is in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreement, nor have they elected to nominate directors as also permitted.

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

During the year ended December 31, 2000, the Company received cash advances totaling $21,531 from a company whose president and CEO is a director of the Company. Interest on this note accrues at 10.0% per annum, and the balance is due on demand. At December 31, 2001, the balance on this note was $64,593.

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
Date: January 8, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yan K. Skwara Yan K. Skwara	President, Chief Executive Officer and Director	January 8, 2003

/s/ Charles Cibulka Charles Cibulka	Director	January 8, 2003

/s/ Lonn Paul Lonn Paul	Director	January 8, 2003

/s/ Bill Hodson Bill Hodson	Director	January 8, 2003

/s/ Christian Herschberger Christian Herschberger	Director	January 8, 2003

Exhibit 99.1

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of San Diego Soccer Development Corporation, dba Soccer Development of America (the "Company") on Form 10-KSB for the year ended December 31, 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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

7. The Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 8th day of January, 2003.

By: /s/ Yan Skwara
Yan Skwara
Chief Executive Officer
Dated: January 8, 2003

Exhibit 99.2

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of San Diego Soccer Development Corporation, dba Soccer Development of America (the "Company") on Form 10-KSB for the year ended December 31, 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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

7. The Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 8th day of January, 2003.

By: /s/Yan Skwara
Yan Skwara
Chief Financial Officer
Dated: January 8, 2003

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

FINANCIAL STATEMENTS

December 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
San Diego Soccer Development Corporation
San Diego, California

We have audited the accompanying balance sheet of San Diego Soccer Development Corporation as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Diego Soccer Development Corporation as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
December 7, 2002

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

BALANCE SHEET

December 31, 2001

CURRENT ASSETS
Cash	$74

Total Current Assets	74

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	16,982
OTHER ASSETS
Soccer Franchise, net (Note 3)	-
Total Other Assets	-
TOTAL ASSETS	$17,056

CURRENT LIABILITIES
Accounts Payable	$265,259
Accrued Expenses	30,615
Accrued payroll and payroll taxes	364,762
Note payable-related party (Note 4)	74,580
Credit line payable - related party (Note 4)	694,612
Convertible promissory notes (Note 6)	273,716
Notes Payable (Note 5)	79,646
Accrued interest payable	227,778

Total Current Liabilities	2,010,968

Total Liabilities	2,010,968

STOCKHOLDERS' DEFICIT

Common stock: 50,000,000 shares authorized of $0.001 par value, 9,828,154 shares issued and outstanding	9,828
Additional paid-in capital	5,040,267
Common stock subscribed	12,000
Treasury Stock	(106)
Accumulated deficit	(7,055,901)

Total Stockholders' Deficit	(1,993,912)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,056

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31, 2001	For the Years Ended December 31, 2000

REVENUES
Ticket sales	$13,560	$72,843
Corporate sponsorships	2,500	219,787
Other revenue	2,400	18,862

Total Revenues	18,460	311,492

EXPENSES
General and administrative	262,771	971,415
Bad debt expense	-	25,715
Game and player expenses	71,826	676,418
Advertising and promotion	3,060	340,327
Loan underwriting	-	1,250,000
Depreciation and amortization	5,408	143,128

Total Expenses	343,137	3,407,003

Loss From Operations	(324,677)	(3,095,511)

OTHER INCOME (EXPENSE)

Gain on forgiveness of debt	72,307	-
Interest Income	97	982
Loss on abandonment of fixed assets	-	(30,000)
Interest expense	(156,859)	(115,275)

Total Other Income (Expense)	(84,455)	(144,293)

NET LOSS	$(409,132)	$(3,239,804)

BASIC LOSS PER SHARE	$(0.04)	$(0.37)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$9,401,533	$8,747,541

The Accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION Statements of Stockholders’ Deficit

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stock Subscribed	Stock Subscriptions Receivable	Treasury Stock	Accumulated Deficit

Balance, December 31, 1999	5,284,369	$5,284	$2,936,377	$12,000	$(48,000)	$-	(3,406,965)
Common stock issued for cash	54,000	54	53,946	-	-	-	-
Recapitalization of SDSDC	2,500,000	2,500	(2,500)	-	-	-	-
Common stock issued in conversion of promissory notes	210,750	211	210,539	-	-	-	-
Common stock issued for services	86,913	87	86,826	-	-	-	-
Common stock issued for loan underwriting fee	1,250,000	1,250	1,248,750	-	-	-	-
Common stock issued in conversion of warrants	2,000	2	1,998	-	-	-	-
Stock options issued	-	-	131,160	-	-	-	-
Receipt of stock subscription receivable	-	-	-	-	47,000	-	-
Subscription receivable written-off	-	-	-	-	1,000	-	-
Contributed capital	-	-	75,989	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	(3,239,804)

Balance, December 31, 2000	9,388,032	$9,388	$4,743,085	$12,000	$-	$-	(6,646,769)

The accompanying notes are an integral part of these financial statements. F-6

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stock Subscribed	Stock Subscriptions Receivable	Treasury Stock	Accumulated Deficit

Balance, December 31, 2000	9,388,032	$9,388	$4,743,085	$12,000	$-	$-	(6,646,769)
Common stock issued for cash	290,000	290	14,210	-	-	-	-
Common stock issued in conversion of promissory notes	150,122	150	149,972	-	-	-	-
Treasury stock purchased	-	-	-	-	-	(106)	-
Contributed capital	-	-	133,000	-	-		-
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	(409,132)

Balance, December 31, 2001	9,828,154	$9,828	$5,040,267	$12,000	$-	$(106)	(7,055,901)

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION Statements of Cash Flows

	For the Years Ended	For the Years Ended
	December 31, 2001	December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(490,132)	$(3,239,804)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,480	143,128
Loss on abandonment of fixed assets	-	30,000
Stock issued for loan underwriting fee	-	1,250,000
Bad debt expense	-	25,715
Contributed capital for services rendered	133,000	-
Stock issued for services	-	86,913
Stock options issued for services	-	131,160
Stock issued in conversion of warrants	-	2,000
Write-off of subscription receivable	-	1,000
Changes in operating assets and liabilities:
Decrease in deposits	1,350	-
Increase (decrease) in accounts payable	(49,736)	222,231
Decrease in deferred revenue	(1,238)	(31,252)
Increase in accrued expenses	169,317	207,222

Net Cash Used by Operating Activities	(150,959)	(1,171,687)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(9,685)

Net Cash Used by Investing Activities	-	(9,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	14,500	54,000
Receipt of subscriptions receivable	-	47,000
Contributed capital	-	48,000
Cash received from notes payable and notes payable, related	72,944	100,018
Convertible promissory notes proceeds	52,600	119,750
Proceeds from credit lines and credit lines – related	-	853,774
Payment on debt instruments	(29,684)	(50,644)
Purchase of treasury stock	(106)	-

Net Cash Provided by Financing Activities	110,254	1,171,898

NET DECREASE IN CASH	(40,705)	(9,474)
CASH AT BEGINNING OF PERIOD	40,779	50,253

CASH AT END OF PERIOD	$74	$40,779

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Statements of Cash Flows(Continued)

	For the Years Ended	For the Years Ended
	December 31, 2001	December 31, 2000

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$63,474
Income taxes	-	-

NON-CASH INVESTING FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$130,100	$210,750
Common stock issued for settlement of accrued liabilities	$20,022	$1,250,000
Contributed capital for services rendered	$133,000	$-

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

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

At the time of acquisition of SDSDC, the Company was completely inactive, with no operations, assets, or liabilities. Additionally, the exchange of the Company's common stock for the common stock of SDSDC resulted in the former shareholders of SDSDC obtaining control of the Company. Accordingly, SDSDC is the treated as the continuing entity for legal purposes, and the Company being the continuing entity for accounting purposes. The transaction was accounted for as a recapitalization of SDSDC, with no adjustment to the basis of SDSDC's assets acquired or liabilities assumed.

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

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of share outstanding during the period.

	For the Years Ended December 31,

	2001	2000

Loss (numerator)	$(409,132)	$(3,239,804)
Shares (denominator)	9,401,533	8,747,541
Per share amount	$(0.04)	$(0.37)

The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are antidilutive.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

e. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2001 and 2000:

	2001	2000

Deferred tax liabilities	$-	$-
	-	-

Deferred tax assets:
NOL Carryover	$2,004,400	$1,896,804
	$2,004,400	$1,896,804

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2001 and 2000 as follows:

	2001	2000

Income tax benefit at statutory rate	$2,004,400	$1,896,804
Valuation allowance	(2,004,400)	(1,896,804)

	$-	$-

The provision for income taxes charged to operations for the years ended December 31, 2001 and 2000 consist of the following:

	2001	2000

Income tax benefit at statutory rate	$800	$800
Change in valuation allowance	(800)	(800)

	$-	$-

At December 31, 2001, the Company had net operating loss carryforwards of approximately $5,139,700 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2001 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

g. Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred. Advertising and promotion expense for the years ended December 31, 2001 and 2000 totaled $3,060 and $340,327, respectively.

h. Revenue and Expense Recognition

Revenue from ticket sales is recognized at the time the Company's corresponding home soccer game is played. Accordingly, advance ticket sales for the next season are recorded as deferred revenues and recognized on a pro-rata basis during the applicable season. Revenue from advertising and promotion is also recognized on a pro-rata basis during the season. Administrative, general, advertising and promotional expenses are charged to operations as incurred.

i. Stock Options

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Change in Accounting Principle

The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No.133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for al fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

k. Pronouncements Issued Not Yet Adopted

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Pronouncements Issued Not Yet Adopted (Continued)

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Pronouncements Issued Not Yet Adopted (Continued)

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Pronouncements Issued Not Yet Adopted (Continued)

SFAS No. 145 -- On April 30, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4)," Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate," Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

December 31, 2001

Soccer Equipment	$6,000
Promotional equipment	9,685
Computers and software	17,716

33,401
Accumulated depreciation	(16,419)

Net property and equipment	$16,982

During the years ended December 31, 2001 and 2000, the Company recorded depreciation expense of $5,480 and $6,328, respectively.

NOTE 3 - SOCCER FRANCHISES

During 1997, the Company purchased a soccer franchise to operate the San Diego Flash in San Diego, California. The Company paid cash of $62,000 and common stock valued at $88,000 for the franchise and the value of the stock portion was determined based on the cash price of a 1998 A-League franchise. The franchise was originally valued at $150,000. The San Diego franchise was fully-amortized during the 2000 fiscal year, due to the fact that the team ceased participation in its corresponding soccer league in early 2001. During the years ended December 31, 2001 and 2000, the Company recorded amortization expense of $-0- and $136,800, respectively.

During 1999, the Company purchased a D-3 Pro League franchise for $30,000. During the year ended December 31, 2000, the franchise was forfeited back to its corresponding league, and the Company recorded loss of $30,000.

December 31, 2001

Soccer Franchises	$150,000
Accumulated amortization	(150,000)

Net Soccer Franchises	-

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 4 - RELATED PARTY TRANSACTIONS

a. Credit Lines Payable

The Company entered into a Credit Line Loan Agreement with one of its shareholders effective March 6, 2000. The Agreement provides the Company with a line of credit for approved expenditures. The advances bear interest at 10% per annum and the unpaid principal and interest is due on December 31, 2000. In addition, in order to secure the line of credit, the Company paid an underwriting fee to the lender in the form of 1,250,000 restricted shares of common stock valued at $1,250,000. At December 31, 2001, the principal balance on this Credit Line was $694,612, and with accrued interest, totaled $815,419.

In connection with the agreement, the Company also agreed to reconstitute its Board of Directors by allowing the Lender to nominate 3 of the 5 directors, and to allow the Lender to approve budgets and significant expenditures, and to receive monthly financial statements from the Company. In addition, the agreement stipulates that the Lender will provide certain accounting and senior management overview services and public company reporting oversight in exchange for one percent (1%) of the Company's gross revenues.

In the event of default, the Lender may terminate the agreement, declare the outstanding balance to be due and payable, and convert that balance into common restricted shares of the Company. The new shares to be issued would be the number necessary for the Lender to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants.

At December 31, 2001, the Company is in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreement.

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

During the year ended December 31, 2000, the Company received cash advances totaling $21,531 from a company whose president and CEO is a director of the Company. Interest on this note accrues at 10.0% per annum, and the balance is due on demand. At December 31, 2001, the balance on this note is $64,593

Further, the Company borrowed an additional $9,987 during the 2000 fiscal year from a company with common directors. Interest on this note accrues at 10.0%, and the balance is due on demand. At December 31, 2001, the balance on this note was $9,987.

The total of loans from related parties at December 31, 2001 was $74,580. The loans were for general operating expenses and are expected to be paid back when the Company has adequate cash flow from operations.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

December 31, 2001

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.	$42,500

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on December 31, 2000, unsecured.	25,000

Note payable to an individual, interest at 10% per annum, principal and interest due on demand, unsecured.	12,146

Total Notes Payable	79,646
Less: Current Portion	(79,646)

Long-Term Notes Payable	$-

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount

2001	79,646
2002	-
2003	-
2004	-
2005 and thereafter	-

Total	$79,646

At December 31, 2001, the Company was in default on its two notes that were due on December 31, 2000. The note holders have not taken any legal action against the Company as permitted in the agreements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

In order to obtain "bridge" funds while a public offering is being prepared, the Company issued convertible notes with a face amount totaling $733,950 during 1999, $119,750 during 2000, and $52,600 during 2001. The notes bear interest at 8% per annum and are convertible into common stock at $1.00 per share at the option of the holder. The 1999 notes matured on December 31, 1999. During 1999, the note holders converted $404,850 of convertible notes into 404,850 shares of common stock. During 2000, the note holders converted an additional $210,750 and the Company made cash payments totaling $27,884. A total of $25,000 in promissory notes was re-negotiated, and is no longer convertible into common stock. During 2001, the note holders converted $5,100 and the Company made cash payments totaling $8,900. At December 31, 2001, the total principal balance of the Company's convertible promissory notes totaled $273,716, with an additional $90,163 in accrued interest. This total of $273,716 in principal was in default as of December 31, 2001. The convertible promissory notes did not have a beneficial conversion feature associated with them.

NOTE 7 - LINE OF CREDIT PAYABLE

The Company entered into a separate Credit Line Loan Agreement with an unrelated individual effective June 1, 2000. The agreement provides for a line of credit of up to $125,000 for approved expenditures. The advances bear interest at 10% per annum and the unpaid principal and interest is due on December 31, 2000. During 2001, the balance including accrued interest was converted into shares of common stock. The balance outstanding at December 31, 2001 including all accrued interest was $-0-.

NOTE 8 - STOCKHOLDERS' DEFICIT

a. Common Stock

In 2000, the Company issued 54,000 shares of its common stock for cash at $1.00 per share, and an additional 86,913 shares for services at $1.00 per share. Further, 210,750 shares were issued in conversion of promissory notes, and an additional 2,000 shares issued in conversion of warrants. 1,250,000 shares were also issued in lieu of a loan-underwriting fee. Additionally, the Company issued 4,775,519 shares of its previously unissued common stock as consideration for all of the issued and outstanding common stock of SDSDC.

In 2001, the Company issued 290,000 shares of its common stock for cash at $0.05 per share, and an additional 150,122 shares if its common stock were issued in conversion of promissory notes. At December 31, 2001, the Company had a total of 9,828,154 shares of its common stock issued and outstanding.

During 2001, the Company recognized a salary expense of $133,000 for the president's compensation for the year. This expense has been offset to additional paid-in capital because the president does not expect to be paid for these services.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

b. Warrants

Warrants for 183,320 shares were issued along with the Company's initial private placement offering. Warrants for 87,400 shares were exercised in total through, leaving 97,720 outstanding at December 31, 2000. All of these warrants expired in 2001.

c. Convertible Promissory Notes

At December 31, 2001, the Company had convertible promissory notes outstanding which were convertible into 273,716 shares of common stock (see Note 6).

d. Stock Options

The Company had the following common stock option transactions during the year ended December 31, 2001:

	Shares	Weighted Average Exercise Price	Life of Options Outstanding
Options outstanding at January 1, 2001	1,245,300	$ 0.17	3.42 years

Options granted	-	-

Options exercised	-	-	-

Options forfeited or expired	-	-	-

Options outstanding at December 31, 2001	1,245,300	$ 0.17	3.42

Options price range at end of year:	$0.05 through $1.25

Excercisable at end of year	1,245,300

NOTE 9 - GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of approximately $7,056,000 at December 31, 2001 and has incurred a significant loss from operations for the year then ended. In addition, the Company was in default on certain of its promissory notes on December 31, 2000. The Company's shareholders' deficit was $1,993,912 and its current liabilities exceeded its current assets by $2,010,894.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 9 - GOING CONCERN (Continued)

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

NOTE 10 - COMMITTMENTS AND CONTINGENCIES

At December 31, 2000, the Company had elected to discontinue its office lease in San Diego, California. At year-end the Company was indebted to its lessor in the amount of $2,764, which was settled in full in the 2001 fiscal year. During 2001, the Company entered into an office lease at a new location in San Diego, which is renewable on a "month to month" basis.

NOTE 11 - SUBSEQUENT EVENTS

Convertible Promissory Notes

Subsequent to December 31, 2001, the Company made cash payments of $5,150 and certain convertible promissory noteholders converted $2,000 of debt into 2,000 shares of the Company's common stock.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 11 - SUBSEQUENT EVENTS (Continued)

Related Party Transaction

Subsequent to December 31, 2001, the Company borrowed an additional $600 from related parties with the notes bearing interest at 10% per annum and are payable on demand. The Company has also made cash payments of $64,994.

Common Stock

Subsequent to December 31, 2001, the Company issued 6,180,500 shares of its common stock for cash at $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. The Company also issued 452,000 shares of its common stock upon the conversion of debentures and promissory notes totaling $9,000.

Also subsequent to December 31, 2001, the Company issued 2,500,000 shares of its common stock to its directors and advisory board as compensation for services valued at $0.05 per share. The Company also issued 2,175,000 shares of its common stock to various individuals as compensation for consulting, legal, and public relation services valued at $0.05 per share. And the Company issued 32,500 shares of its common stock for the exercise of options at $0.05 per share for a total of $1,625. During September 2002, the Company granted 75,000 options to purchase its common stock at an exercise price of $0.25 per share for production services performed.

Letter of Intent

On October 29, 2002, the Company announced it had signed a letter of intent to acquire 51% of the assets of Golo Lotto, an on-line Internet gaming website that allows wagering on various sporting events around the world. The purchase price, which is still the subject of negotiation, will be paid through the issuance of restricted common stock.