Form 10QSB
period 2002-03-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-01-10
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at January 1, 2003
Common Stock, $0.001 par value	23,346,952 shares

The accompanying notes are an integral part of these financial statements.

INDEX

PAGE NUMBER

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet
(Unaudited)

March 31, 2002

CURRENT ASSETS
Cash	$157

Total Current Assets
157

PROPERTY AND EQUIPMENT - NET	15,612

OTHER ASSETS

TOTAL ASSETS	$15,769

CURRENT LIABILITIES
Accounts payable	$274,149
Bank overdraft	455
Accrued expenses	30,615
Accrued payroll and payroll taxes	369,907
Credit line payable-related party	694,612
Convertible promissory notes	272,316
Notes payable	79,646
Notes payable-related party	49,970
Accrued interest payable	273,412

Total Current Liabilities	2,045,082

TOTAL LIABILITIES	2,045,082

STOCKHOLDERS' DEFICIT
Common stock: 50,000,000 shares authorized of $0.001 par value, 14,075,654 shares issued and outstanding	14,076
Common stock subscribed	12,000
Additional paid in capital	5,281,644
Treasury stock	(280)
Accumulated deficit	(7,336,753)

Total Stockholders' Deficit
(2,029,313)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,769

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001

REVENUES
Ticket sales	$-	$13,560
Other Revenue	3,867	2,400

Total Revenues	3,867	15,960

EXPENSES
General and administrative	226,668	88,811
Game and player expenses	-	48,987
Depreciation and amortization	1,370	1,370

Total Expenses	228,038	139,168

Loss From Operations	(224,171)	(123,208)

OTHER INCOME (EXPENSE)
Interest income	-	85
Interest expense	(56,681)	(35,812)

Total Other Income (Expense)	(56,681)	(35,727)

NET LOSS	$(280,852))	$(158,935)

BASIC LOSS PER SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES	11,113,598	9,388,032

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
	$(280,852)	$(158,935)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization
	1,370	1,370
Contributed capital for services rendered
	33,250	33,250
Stock issued for services
	110,000	-
Changes in operating assets and liabilities:

Increase in accounts payable
	9,345	12,953
Increase in deferred revenue
	-	(1,238)
Increase in accrued expenses
	50,780	26,535

Net Cash Used by Operating Activities
	(76,107)	(86,065)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash
	102,376	-
Purchase of treasury stock
	(174)	-
Convertible promissory notes proceeds
	-	37,500
Principal payments on convertible notes-related party
	(1,402)	(1,000)
Cash received from notes payable
	-	13,779
Payments on notes payable-related party
	(24,610)	(4,000)

Net Cash Provided by Financing Activities
	76,190	46,279

NET INCREASE (DECREASE) IN CASH	83	(39,786)

CASH - BEGINNING OF PERIOD	74	40,779

CASH - END OF PERIOD	$157	$993

SUPPLEMENT CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest
	-	-
Income taxes
	-	-

NON-CASH FINANCING ACTIVITIES
Common stock issued for convertible promissory notes	$185,000	$-
Common stock issued for services	$110,000	$-
Contributed capital for services rendered	$33,250	$33,250

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

At March 31, 2002, the Company has an accumulated deficit of $7,337,000 and has incurred a loss from operations for the three months then ended. In addition, the Company is in default on certain of its promissory notes and credit line payables at March 31, 2002. The Company's shareholders' deficit is $2,029,313 and its current liabilities exceed its current assets by $2,044,925.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock; (2) continuing the practice of issuing stock as consideration for certain employee and marketing services; (3) converting promissory notes into common stock; (4) changing the focus of the Company away from professional soccer competition toward other soccer-related markets such as equipment sales, soccer camps and a soccer publications. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements

NOTE 3 - MATERIAL EVENTS

Convertible Promissory Notes

During the three months ended March 31, 2002, the Company made cash payments of $1,400 on the convertible promissory notes.

Credit Line Payable

At March 31, 2002, the Company was in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreements.

Common Stock

During the three months ended March 31, 2002, the Company issued 2,047,500 shares of its common stock for cash at $0.05 per share. The Company also issued 2,050,000 shares of its common stock to its directors as compensation for services valued at $0.05 per share and 150,000 shares of its common stock to a consultant for services, also valued at $0.05 per share.

Contributed Capital

During the three months ended March 31, 2002, the Company recognized a salary expense of $33,250 for the president's compensation for the period. This expense has been offset to additional paid-in capital because the president does not expect to be paid for these services.

NOTE 4 - SUBSEQUENT EVENTS

Convertible Promissory Notes

Subsequent to March 31, 2002, the Company made cash payments of $3,750 and certain convertible promissory noteholders converted $2,000 of debt into 2,000 shares of the Company's common stock.

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

Related Party Transaction

Subsequent to March 31, 2002, the Company borrowed an additional $600 from related parties with the notes bearing interest at 10% per annum and are payable on demand. The Company has also made cash payments of $39,984.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements

NOTE 4 - SUBSEQUENT EVENTS (Continued)

Common Stock

Subsequent to March 31, 2002, the Company issued 4,133,000 shares of its common stock for cash at $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. The Company also issued 452,000 shares of its common stock upon the conversion of debentures and promissory notes totaling $9,000.

Also subsequent to March 31, 2002, the Company issued 450,000 shares of its restricted common stock to its directors and advisory board as compensation for services valued at $0.05 per share. The Company also issued 2,025,000 shares of its restricted common stock to various individuals as compensation for consulting, legal, and public relation services valued at $0.05 per share. And the Company issued 32,500 shares of its restricted common stock for the exercise of options at $0.05 per share for a total of $1,625. During September 2002, the Company granted 75,000 options to purchase its common stock at an exercise price of $0.25 per share for production services performed.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2002, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001.

Revenues for the quarter ended March 31, 2002 were $3,867, compared to $15,960 for the quarter ended March 31, 2001 resulting from ticket sales from soccer events. The Company elected to cease operating its professional soccer teams following the 2000 season, which included a few games played in January 2001. Thus, the first quarter of 2001 included some revenues from ticket sales. Subsequent to the 2000 playing season, the Company ceased operating its soccer franchises.

General and administrative expenses were $226,668 versus $88,811 for the quarters ended March 31, 2002 and 2001, respectively. In November 2001 the Company resumed operations and began developing soccer-related business opportunities, including "90:00 Minutes" soccer magazine. Included in the 2002 number is $33,250 associated with the imputed salary of the Company's president and $110,000 in fees paid to consultants for various services performed on behalf of the Company. Game and player expenses were $0 versus $48,987 for the quarters ended March 31, 2002 and 2001, respectively. The decrease resulted from the Company's ceasing operations of its soccer franchises following the 2000 season.

Other income and expense items included $56,681 in interest expense recognized in the quarter ended March 31, 2002, compared to interest expense of $35,812 in the first quarter of the prior year. The increase was attributed to an increase in the Company's debt obligations.

As a result of the above, the Company incurred a loss of $280,852, or $0.03 per share, for the quarter ended March 31, 2002, compared to a loss of $158,935, or $0.02 per share, for the quarter ended March 31, 2001. The increase in loss is primarily attributed to the increase in consulting fees and salaries associated with developing and implementing a new business strategy in 2002.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $7,336,753. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2002, the Company had cash of $157 and current liabilities exceeded current assets by approximately $2,045,000. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
During the three months ended March 31, 2002, the Company issued 2,047,500 shares of its common stock for cash at $0.05 per share. The Company also issued 2,050,000 shares of its common stock to its directors as compensation for services valued at $0.05 per share and 150,000 shares of its common stock to a consultant for services, also valued at $0.05 per share. These shares were issued exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Date: January 7, 2003	/s/ Yan Skwara
YAN SKWARA
Chief Executive Officer

Exhibit 99.1

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of San Diego Soccer Development Corporation (the "Company") on Form 10-QSB for the quarter ended March 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of San Diego Soccer Development Corporation, a Nevada corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

7. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2002, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 7th day of January, 2003.

s/ Yan Skwara
Yan Skwara
Chief Executive Officer

Exhibit 99.2

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of San Diego Soccer Development Corporation (the "Company") on Form 10-QSB for the quarter ended March 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of San Diego Soccer Development Corporation, a Nevada corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

7. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 7th day of January, 2003.

s/ Yan Skwara
Yan Skwara
Chief Financial Officer