Form 10QSB
period 2002-06-30
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-01-10
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

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
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet
(Unaudited)

June 30, 2002

CURRENT ASSETS
Cash	$157
Accounts receivable	450

Total Current Assets
607

PROPERTY AND EQUIPMENT - NET	14,242

TOTAL ASSETS	$14,849

CURRENT LIABILITIES
Bank overdraft	$3,314
Accounts payable	259,512
Accrued expenses	30,615
Accrued payroll and payroll taxes	375,056
Credit line payable-related party	694,612
Convertible promissory notes	267,616
Notes payable	79,646
Notes payable-related party	11,670
Accrued interest payable	281,610

Total Current Liabilities	2,003,651

TOTAL LIABILITIES	2,003,651

STOCKHOLDERS' DEFICIT
Common stock: 50,000,000 shares authorized of $0.001 par value, 16,720,154 shares issued and outstanding	16,720
Common stock subscribed	12,000
Additional paid in capital	5,446,375
Treasury stock	(280)
Accumulated deficit	(7,463,617)

Total Stockholders' Deficit
(1,988,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,849

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2002	For the Three Months Ended June 30, 2001	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001

REVENUES
Ticket sales	$-	$800	$-	$14,360
Other revenue	1,652	-	5,489	2,400

Total Revenues	1,622	800	5,489	16,760

EXPENSES
General and administrative	140,118	53,294	366,786	141,365
Game and player expenses	-	-	-	49,727
Depreciation and amortization	1,370	1,370	2,740	2,740

Total Expenses	141,488	54,664	369,526	193,832

Loss From Operations	(139,866)	(53,864)	(364,037)	(177,072)

OTHER INCOME (EXPENSE)
Interest income	-	11	-	96
Gain on forgiveness of debt	32,310	-	32,310	-
Interest expense	(19,308)	(39,029)	(75,989)	(74,841)

Total Other Income (Expense)	13,002	(39,018)	(43,679)	(74,745)

NET LOSS	$(126,864)	$(92,882)	$(407,716)	$(251,817)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES	14,845,687	9,388,032	12,501,461	9,388,032

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407,716)	$(251,817)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization
	2,740	2,740
Contributed capital for services rendered
	66,500	66,500
Stock issued for services
	127,500	-
Stock issued on exercise of options
	1,625	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
	(5,747)	22,312
Increase in accounts receivable
	(450)	-
Decrease in deferred revenue
	-	(1,238)
Increase in accrued expenses
	64,126	65,071

Net Cash Used by Operating Activities
	(151,422)	(96,432)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft
	3,315	5,776
Common stock issued for cash
	215,377	-
Purchase of treasury stock
	(174)	-
Convertible promissory notes proceeds
	-	52,600
Principal payments on convertible notes payable
	(4,100)	(9,076)
Cash received from notes payable
	-	13,853
Payments on notes payable-related party
	(62,912)	(7,500)

Net Cash Provided by Financing Activities
	151,506	55,653

NET INCREASE (DECREASE) IN CASH	83	(40,779)

CASH - BEGINNING OF PERIOD	74	40,779

CASH - END OF PERIOD	$157	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest
	$-	$-
Income taxes
	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for convertible promissory notes	$2,000	$-
Common stock issued for services	$127,500	-
Contributed capital for services rendered	$66,500	$66,500

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

At June 30, 2002, the Company has an accumulated deficit of $7,463,000 and has incurred a loss from operations for the six months then ended. In addition, the Company is in default on certain of its promissory notes and credit line payables at June 30, 2001. The Company's shareholders' deficit is $1,988,802 and its current liabilities exceed its current assets by $2,003,044.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements

NOTE 3 - MATERIAL EVENTS

Convertible Promissory Notes

During the six months ended June 30, 2002, the Company made cash payments of $4,100 on the convertible promissory notes and issued 2,000 shares of its common stock upon conversion of promissory notes totaling $2,000.

Credit Line Payable

At June 30, 2002, the Company was in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreements.

Common Stock

During the six months ended June 30, 2002, the Company issued 4,307,500 shares of its common stock for cash at $0.05 per share. The Company also issued 2,400,000 shares of its common stock to its directors as compensation for services valued at $0.05 per share and 150,000 shares of its common stock to a consultant for services, also valued at $0.05 per share.

Also during the six months ended June 30, 2002, the Company issued 2,000 shares of its common stock upon conversion of promissory notes totaling $2,000. And the Company issued 32,500 shares of its common stock for the exercise of options at $0.05 per share for a total of $1,625.

Contributed Capital

During the six months ended June 30, 2002, the Company recognized a salary expense of $66,500 for the president's compensation for the period. This expense has been offset to additional paid-in capital because the president does not expect to be paid for these services.

NOTE 4 - SUBSEQUENT EVENTS

Convertible Promissory Notes

Subsequent to June 30, 2002, the Company made cash payments of $1,050 on the convertible promissory notes.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements

NOTE 4 - SUBSEQUENT EVENTS (Continued)

Related Party Transaction

Subsequent to June 30, 2002, the Company borrowed an additional $600 from related parties with the notes bearing interest at 10% per annum and are payable on demand. The Company has also made cash payments of $1,684.

Common Stock

Subsequent to June 30, 2002, the Company issued 1,873,000 shares of its common stock for cash at $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. The Company also issued 450,000 shares of its common stock upon the conversion of debentures and promissory notes totaling $7,000.

Also subsequent to June 30, 2002, the Company issued 100,000 shares of its common stock to its directors and advisory board as compensation for services valued at $0.05 per share. The Company also issued 2,025,000 shares of its common stock to various individuals as compensation for consulting, legal, and public relation services valued at $0.05 per share. During September 2002, the Company granted 75,000 options to purchase its common stock at an exercise price of $0.25 per share for production services performed.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2002, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended June 30, 2002 compared to quarter ended June 30, 2001.

Revenues for the quarter ended June 30, 2002 were $1,652, compared to $800 for the quarter ended June 30, 2001. Revenues for 2002 were generated from the sale of magazines, while revenues for 2001 resulted from the final receipts from ticket sales from soccer matches. Subsequent to December 31, 2000, the Company discontinued operating its soccer teams and, in 2002, launched a soccer-themed magazine, "90:00 Minutes" as its primary operation.

General and administrative expenses were $140,118 versus $53,294 for the quarters ended June 30, 2002 and 2001, respectively. The increase results from the Company's recommencing operations during 2002 after being effectively non-operational during much of 2001. Included in G&A expenses for 2002 is $33,000 in imputed salary for the Company's president. This expense has been has been offset to additional paid-in capital because the president does not expect to be paid for these services.

As a result of the above, the Company incurred a loss of $126,864, or $0.01 per share, for the quarter ended June 30, 2002, compared to a loss of $92,882, or $0.01 per share, for the quarter ended June 30, 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

Revenues for the six month period ended June 30, 2002 were $5,489 compared to $16,760 for the similar period ended June 30, 2001. The Company discontinued operating its soccer teams following the 2000 season,; however, the six month period ended June 30, 2001 included revenues from a few games played in January 2001. Revenues for 2002 consisted of advertising and magazine sales associated with the Company's soccer publication, "90:00 Minutes."

General and administrative expenses were $366,786 versus $141,365 for the six-month periods ended June 30, 2002 and 2001, respectively. During most of 2001 the Company had suspended operations, thus G&A expenses were limited primarily to legal and accounting costs. In 2002, the Company resumed operations under a new business strategy which included the development of a monthly soccer magazine "90:00 Minutes." Included in G&A expenses for 2002 is $66,500 in imputed salary for the Company's president and approximately $130,000 in consulting fees incurred in connection with developing and implementing the new business strategy. Game and player expenses were $49,727 for the six month period ended June 30, 2001, while no game and player expenses were incurred in 2002. Game and player expenses continued to be incurred until the teams were disbanded in early 2001.

Other income and expense items included $75,989 in interest expense recognized in the six months ended June 30, 2002, compared to interest expense of $74,841 in the first six months of the prior year. The increase was attributed to an increase in the Company's debt obligations. During the six months ended June 30, 2002, the Company recorded $32,310 in loan forgiveness associated with trade payables.

As a result of the above, the Company incurred a loss of $407,716, or $0.03 per share, for the six months ended June 30, 2002, compared to a loss of $251,817, or $0.03 per share, for the six months ended June 30, 2001. The increase in loss is primarily attributed to the resumption of operations during 2002 and the implementation of a new business strategy.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $7,463,617. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2002, the Company had a bank overdraft of $3,314 and current liabilities exceeded current assets by $2,003,044. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
During the three months ended June 30, 2002, the Company issued 2,260,000 shares of its common stock for cash at $0.05 per share. The Company also issued 350,000 shares of its common stock to its directors as compensation for services valued at $0.05 per share. These shares were issued exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Also during the three months ended June 30, 2002, the Company issued 2,000 shares of its restricted common stock upon conversion of promissory notes totaling $2,000, and 32,500 shares of its restricted common stock for the exercise of options at $0.05 per share for a total of $1,625.

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

Exhibit 99.1

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of San Diego Soccer Development Corporation (the "Company") on Form 10-QSB for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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

7. The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 7th day of January, 2003.

s/ Yan Skwara
Yan Skwara
Chief Executive Officer

Exhibit 99.2

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of San Diego Soccer Development Corporation (the "Company") on Form 10-QSB for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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

7. The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 7th day of January, 2003.

s/ Yan Skwara
Yan Skwara
Chief Financial Officer