Form 10QSB
period 2002-09-30
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-01-10
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

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
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet
(Unaudited)

September 30, 2002

CURRENT ASSETS
Cash	$157
Accounts receivable	675

Total Current Assets
832

PROPERTY AND EQUIPMENT - NET	12,872

TOTAL ASSETS	$13,704

CURRENT LIABILITIES
Bank overdraft	$2,383
Accounts payable	252,764
Accrued expenses	30,615
Accrued payroll and payroll taxes	380,203
Credit line payable-related party	694,612
Convertible promissory notes	296,566
Notes payable	79,646
Notes payable-related party	10,587
Accrued interest payable	311,141

Total Current Liabilities	2,058,517

TOTAL LIABILITIES	2,058,517

STOCKHOLDERS' DEFICIT
Common stock: 50,000,000 shares authorized of $0.001 par value, 19,893,154 shares issued and outstanding	19,893
Common stock subscribed	12,000
Additional paid in capital	5,673,937
Treasury stock	(280)
Accumulated deficit	(7,750,363)

Total Stockholders' Deficit
(2,044,813)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,704

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001

REVENUES
Ticket sales	$-	$-	$-	$14,360
Other revenue	2,987	-	8,476	2,400

Total Revenues	2,987	-	8,476	16,760

EXPENSES
General and administrative	210,252	38,685	577,038	180,050
Game and player expenses	-	-	-	49,727
Depreciation and amortization	1,370	1,370	4,110	4,110

Total Expenses	211,622	40,055	581,148	233,887

Loss From Operations	(208,635)	(40,055)	(572,672)	(217,127)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	32,310	-
Interest income	-	-	-	96
Interest expense	(78,111)	(39,775)	(154,100)	(114,616)

Total Other Income (Expense)	(78,111)	(39,775)	(121,790)	(114,520)

NET LOSS	$(286,746)	$(79,830)	$(694,462)	$(331,647)

BASIC LOSS PER SHARE	$(0.02)	$(0.01)	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES	16,720,154	9,388,032	12,750,011	9,388,032

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(694,462)	$(331,647)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization
	4,110	4,110
Beneficial conversion feature
	37,500	-
Contributed capital for services rendered
	99,750	99,750
Stock issued for services
	187,960	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
	(12,495)	27,907
Increase in accounts receivable
	(675)	-
Decrease in deferred revenue
	-	(1,238)
Increase in accrued expenses
	98,803	104,686

Net Cash Used by Operating Activities
	(279,509)	(96,432)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft
	2,383	5,776
Common stock issued for cash
	309,026	-
Purchase of treasury stock
	(174)	-
Convertible promissory notes proceeds
	37,500	52,600
Principal payments on convertible notes payable
	(5,150)	(9,076)
Cash received from notes payable
	-	13,853
Payments on notes payable
	-	(7,500)
Cash received on notes payable-related party
	600	-
Payments on notes payable-related party
	(64,593)	-

Net Cash Provided by Financing Activities
	279,592	55,653

NET INCREASE (DECREASE) IN CASH	83	(40,779)
CASH - BEGINNING OF PERIOD	74	40,779

CASH - END OF PERIOD	$157	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest
	$-	$-
Income taxes
	$-	$-
NON-CASH FINANCING ACTIVITIES
Common stock issued for convertible promissory notes	$9,500	$-
Common stock issued for services rendered	$187,960	$-
Contributed capital for services rendered	$99,750	$99,750
Beneficial conversion feature	$37,500	$-

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

At September 30, 2002, the Company has an accumulated deficit of $7,750,000 and has incurred a loss from operations for the nine months then ended. In addition, the Company is in default on certain of its promissory notes and credit line payables at September 30, 2002. The Company's shareholders' deficit is $2,044,813 and its current liabilities exceed its current assets by $2,057,685.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements

NOTE 3 - MATERIAL EVENTS

Convertible Promissory Notes

During the nine months ended September 30, 2002, the Company made cash payments of $5,150 on the convertible promissory notes and issued 2,000 shares of its common stock upon conversion of promissory notes totaling $2,000.

Credit Line Payable

At September 30, 2002, the Company was in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreements.

Common Stock

During the nine months ended September 30, 2002, the Company issued 6,180,500 shares of its common stock for cash at $0.05 per share. The Company also issued 2,400,000 shares of its common stock to its directors as compensation for services valued at $0.05 per share and 1,300,000 shares of its common stock to a consultant for services, also valued at $0.05 per share.

Also during the nine months ended September 30, 2002, the Company issued 2,000 shares of its common stock upon conversion of promissory notes totaling $2,000. And the Company issued 32,500 shares of its common stock for the exercise of options at $0.05 per share for a total of $1,625.

During September 2002, the Company granted 75,000 options to purchase its common stock at an exercise price of $0.25 per share for production services performed.

Contributed Capital

During the nine months ended September 30, 2002, the Company recognized a salary expense of $99,750 for the president's compensation for the period. This expense has been offset to additional paid-in capital because the president does not expect to be paid for these services.

Convertible Debentures

Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms. The aggregate amount of subordinated convertible debentures being offered is $200,000.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements

NOTE 4 - SUBSEQUENT EVENTS

Convertible Debentures

Subsequent to September 30, 2002, the Company raised an additional $99,000 of subordinated convertible debentures and converted $7,000 of the debentures into 450,000 shares of its common stock.

Common Stock

Subsequent to September 30, 2002, the Company issued 450,000 shares of its common stock upon the conversion of debentures totaling $7,000. The Company also issued 100,000 shares of its common stock to its directors and advisory board as compensation for services valued at $0.05 per share. The Company also issued 875,000 shares of its common stock to various individuals as compensation for consulting, legal, and public relation services valued at $0.05 per share.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2002, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended September 30, 2002 compared to quarter ended September 30, 2001.

Revenues for the quarter ended September 30, 2002 were $2,987, compared to $0 for the quarter ended September 30, 2001, which is attributed entirely to magazine sales and advertising revenues associated with its "90:00 Minutes" soccer magazine. Prior to 2002, the Company owned and operated two professional soccer teams and generated revenues from ticket sales, concessions, and corporate advertising and sponsorships. Subsequent to the 2000 season, the Company ceased operating its soccer teams, thus there were no revenues generated in the quarter ended September 30, 2001.

General and administrative expenses were $210,252 versus $38,685 for the quarters ended September 30, 2002 and 2001, respectively. The increase results from the Company's resuming operations in 2002 to commence developing and implementing a strategic plan centered around a monthly soccer publication. G&A expenses in 2002 included $33,250 of salary imputed for the Company's president. This expense was written of to contributed capital since the president has indicated that he will not be receiving pay for his services. The balance of G&A related primarily to consultants assisting with the development and publication of the magazine.

Other income and expense consisted of interest expense of $78,111 in the quarter ended September 30, 2002, compared with $39,775 in the quarter ended September 30, 2001. The increase is attributed to an increase in the Company's debt obligations.

As a result of the above, the Company incurred a loss of $286,746, or $0.02 per share, for the quarter ended September 30, 2002, compared to a loss of $79,830, or $0.01 per share, for the quarter ended September 30, 2001. The increase in loss is attributed to an increase in administrative costs associated with the Company's resuming operations in fiscal 2002.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

Revenues for the nine month period ended September 30, 2002 were $8,476, compared to $16,760 for the similar period ended September 30, 2001. Revenues in 2002 resulted from sales of the Company's soccer magazine "90:00 Minutes" and advertising revenues associated with the publication. Revenues in 2001 were generated from ticket sales from soccer games from the 2000 season played in January 2001. Subsequent to the 2000 season, the Company ceased operating its soccer franchises and disbanded the teams.

General and administrative expenses were $577,038 versus $180,050 for the nine-month periods ended September 30, 2002 and 2001, respectively. The increase results from the Company's resuming operations during 2002 and includes consulting costs to developing and publish the soccer magazine, as well as legal, accounting, and basic administrative. Also included in 2002 G&A expenses is $99,750 in salary imputed for the Company's president which has been written off to contributed capital since the president has indicated that he will forgo receiving payment for his services during the period. Game and player expenses were $49,727 for the nine month periods ended September 30, 2001 whereas no such expenses were incurred in 2002 as the Company has ceased operating soccer franchises.

Other income and expense items included $154,100 in interest expense recognized in the nine months ended September 30, 2002, compared to interest expense of $114,616 in the first nine months of the prior year. The increase was attributed to an increase in the Company's debt obligations. During the nine months ended September 30, 2002, the Company recorded $32,310 in other income from the forgiveness of certain trade payables.

As a result of the above, the Company incurred a loss of $694,462, or $0.05 per share, for the nine months ended September 30, 2002 compared to a loss of $331,647, or $0.04 per share, for the nine months ended September 30, 2001. This increase in loss is primarily attributed to the resumption of operations in 2002 in connection with the implementation of the Company's new business strategy, whereas the Company was non-operating during most of 2001.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $7,750,363. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

At September 30, 2002, the Company is in default on certain of its promissory notes and credit line payables, and its current liabilities exceed its current assets by $2,057,685. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2002, a total of $37,500 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
During the nine months ended September 30, 2002, the Company issued 1,873,000 shares of its common stock for cash at $0.05 per share. The Company also issued 1,150,000 shares of its common stock to a consultant for services, also valued at $0.05 per share. These shares were issued exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Exhibit 99.1

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of San Diego Soccer Development Corporation (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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

7. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 7th day of January, 2003.

s/ Yan Skwara
Yan Skwara
Chief Executive Officer

Exhibit 99.2

Certification Pursuant to
18 USC, Section 1350, as Adopted Pursuant to
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of San Diego Soccer Development Corporation (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Yan Skwara, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to §302 and promulgated as 18 USC 1350 pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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

7. The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, and to which this Certification is attached (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this 7th day of January, 2003.

s/ Yan Skwara
Yan Skwara
Chief Financial Officer