Form 10KSB
period 2002-12-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-05-27
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2002

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of May 12, 2003 was $1,084,258, based on the last sale price of $0.03 as reported by the Pink Sheets.

The Registrant had 36,141,952 shares of common stock, $0.001 value, outstanding as of May12, 2003.

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

General

San Diego Soccer Development Corporation (formerly Roller Coaster, Inc.), ("the Company") was incorporated on December 12, 1995, under the laws of the State of Nevada under the name Roller Coaster, Inc. The Company engaged in no operations prior to February 10, 2000. On February 10, 2000, the Company issued 5,284,369 shares of its previously un-issued common stock to the shareholders of San Diego Soccer Development Corporation, a California company (SDSDC) in exchange for all of the issued and outstanding shares of SDSDC as part of a merger transaction. In December 1999, the Board of Directors of SDSDC had unanimously agreed to a merger with the Company, which was then a publicly-traded corporation with no operations or tangible assets. The merger was approved by a vote of shareholders on February 7, 2000. Following the merger, the Company assumed SDSDC's reporting obligations under the Securities Exchange Act of 1934. The Articles of Incorporation of Rollercoaster, Inc. were subsequently amended to change its name to San Diego Soccer Development Corporation. Prior to the merger, the Company had outstanding 5,284,369 shares of common stock. Following the merger, the Company had 7,784,369 shares outstanding.

SDSDC was founded in 1997 to develop, own, and run a professional soccer team in San Diego, California, with the ultimate goal of becoming a Major League Soccer franchise. In November 1997, the SDSDC purchased the San Diego Flash, an "A" League soccer franchise in the United Soccer Leagues for a combination of cash and common stock then valued at $150,000. In December 1999, SDSDC acquired a Division 3 soccer franchise, the Riverside Elite, for cash of $30,000. The San Diego Flash played three seasons, through 2000, and the Riverside Elite played the 2000 season. At the conclusion of the 2000 season, the Company ceased its soccer operations and withdrew its teams from competition owing to the high costs associated with operations relative to the revenues being generated. In 2001, ownership of the Riverside Elite team was forfeited back to the league, while the San Diego Flash continues to operate as an amateur team though it is no longer affiliated with the United Soccer Leagues.

Following the cessation of the soccer operations, the Company was inactive during most of calendar 2001. In November 2001, management resumed operations under a new operating strategy and began doing business as Soccer Development of America. In 2002, the Company commenced development of a monthly soccer publication, "90:00 Minutes" which earns revenues through advertising, subscriptions and newsstand sales. The Company published the premier issue of "90:00 Minutes" in July 2002 and the first monthly issue followed in September 2002.

The Company's business current strategy incorporates the continued development of the "90:00 Minutes" publication to expand the subscription and distribution base while building up advertising revenues. Management also anticipates introducing e-commerce and the wholesale of soccer-related equipment, supplies and paraphernalia through cross promotion with "90 Minutes."

On February 7, 2003, the Company signed an Asset Purchase Agreement with Latin American Futbol Corporation ("LAFC") to acquire 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online Internet gaming website that allows wagering on various sporting events around the world. The purchase price of the assets was contracted to be $47,000 plus 1,500,000 shares of the Company's common stock. Although the purchase has been agreed to by both parties, the transaction has not yet been consummated, and the negotiated consideration will not be transferred until such time that the Company obtains full approval from its shareholders and becomes current with its SEC filings. The Company anticipates that the Golo Lotto website and promotion will be directly complimentary to the marketing and cross-promotion of its magazine "90:00 Minutes."

The Company's working capital on December 31, 2002 was negative $2,361,067. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition" herein).

The Company's principal executive offices are located at 3803 Mission Blvd., Suite 290, San Diego, California and its telephone number is (858)488-7775.

Company Strategy

Our current business operations consist of the production, distribution, marketing and revenue generation from our soccer related magazine "90:00 Minutes." The Company has published 6 issues of "90:00 Minutes" commencing with the premier issue in July 2002, followed by the commencement of monthly publications in September 2002. During the next twelve months, management will focus the Company's resources on expanding circulation of "90:00 Minutes" and increasing advertising revenues.

We presently outsource the production and printing of our magazine to several third parties. Magazine production, including writing, layout and editing, is done by Livewire Communications and Sportsvue, Inc. for a flat fee per issue which varies by the number of pages. Printing is done by AA One Litho Printing, again on a per issue basis which depends on the number of pages and the number of copies printed. We have contracted Prestige Periodical Distributors to handle all retail distribution. "90:00 Minutes Soccer Magazine" is presently available is several major retail outlets throughout the United States including Wal-Mart, Borders Books, Barnes and Noble and Books A Million. As of May 1, 2003, the Company had a total magazine circulation of 11,000, which included 120 paid subscriptions. Under the terms of the distribution agreement, the Company pays Prestige Periodical Distributors a commission fee of 22% on net sales. Any unpurchased magazines are sent back to be destroyed. Our most recent issue of "90:00 Minutes Soccer Magazine" included a total of 3 paid advertisements that generated revenues of $4,333.33, and 5 advertisements paid for through cross promotion.

Simultaneous with increasing the presence of "90:00 Minutes Soccer Magazine" the Company will introduce an interactive website which incorporates additional information, photos, video clips, etc., along with e-commerce capability. We expect to offer a variety of soccer merchandise including equipment, supplies, and team paraphernalia though both e-commerce and catalogue sales outlets. We are in negotiations with several manufacturers and distributors to obtain licenses and drop-ship arrangements. As of May 1, 2003, we had not yet commenced our wholesaling operations.

Our long-term strategy is to become the first full-service soccer provider in the market. In addition to the magazine circulation and soccer merchandise sales, management expects to gradually incorporate additional services into the product mix including reactivating the San Diego Flash to the professional level, establishing soccer camps and clinics with professional team tie-ins, and building and managing soccer-specific stadiums.

We are also actively pursuing other sports-related business opportunities that form a strategic fit with the Company's soccer business. The first of these opportunities is the acquisition of 51% of the assets of Golo Lotto from Latin American Futbol Corporation. Golo Lotto is an Internet gaming site that allows wagering on various sporting events throughout the world. Primarily marketing in Latin America, Golo Lotto is viewed as a natural marketing extension of the Company's soccer-related business. Through cross promotion, we expect to achieve certain economies from the immense popularity of soccer in the Latin American countries. We anticipate that Golo Lotto will serve only as a storefront where patrons can place wagers. The actual bets will be carried by a contracted third party.

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

Advertising sales are primarily generated from direct contact with various companies that have shown a prior interest in the soccer and sport industry. We also use public relations campaigns and trade shows to generate interest from potential advertisers.

The Company has signed a cross promotional advertising agreement with Fox Sports World, a wholly owned division of Fox Entertainment Group, Inc. Fox Sports World is the number one U.S. soccer channel with more than 16 million viewers and offers extensive match play from numerous prestigious leagues including the Barclaycard English Premier League, La Liga from Spain, the German Bundesliga, the Scottish Premier League, the Brazilian League and the Argentine League. Under the terms of the agreement, "90:00 Minutes Soccer Magazine" will carry a full page, four-color ad for Fox Sports World in every issue. The magazine, in turn, will receive promotion on Fox Sports World that includes video banners and billboard ads during the Barclaycard English Premier League, and Argentinean, German and Scottish Premier League matches.

Sales of the magazine, as well as advertising, are presently limited to the domestic market as part of our goal to develop US interest in the game of soccer and to control costs. The magazine's content is focused on the US professional teams while including coverage of international competition and regional international leagues. We expect to broaden circulation and appeal to the international marketplace in late 2003 by including more regional coverage and developing a Spanish language edition.

Marketing of Golo Lotto will include cross-promotion with the magazine, through advertising, in addition to team sponsorships, and arena advertising. For logistic and legal reasons, Golo Lotto will only market in the Latin American countries.

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

Competition in the online gaming industry is intense, with numerous websites dedicated to sports wagering aggressively marketing. Golo Lotto intends to carve a niche in the market by catering to the Latin American market with an emphasis on soccer and other regional sports. We expect to further benefit from economies of scale by cross-promoting the website with the "90:00 Minutes" magazine, and by outsourcing the administration associated with maintaining the various lines and processing the transactions.

Government Regulation

We do not presently operate in an industry subject to government regulation. The annual cost for complying with government regulations is negligible.

Upon consummation of the acquisition of Golo Lotto, we will be participating in an industry that is highly regulated. Federal law prohibits the operation of gaming websites on US soil in addition to the solicitation of wagering from persons domiciled in the US We believe that our operational model avoids government regulation and allows the Company to operate legally for several reasons. First, Golo Lotto is domiciled in the Netherlands of the Antilles and all of its operations take place outside of the United States. Second, Golo Lotto does not solicit nor accept wagering from the United States. Lastly, Golo Lotto does not, in and of itself, perform any bookmaking services. Golo Lotto is a storefront that solicits bets from customers and places those bets with a third party. The Company has received a legal opinion from counsel indicating that it's Golo Lotto operating strategy is in full compliance with regulatory and legal authority.

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

We do not maintain auto insurance coverage or workman's compensation coverage. At such time as the Company resumes hiring employees and/or obtains corporate automobiles, insurance coverage will be obtained in amounts deemed adequate.

We do not carry director and officer liability insurance, but we have agreed to indemnify our officers and directors against any personal liability incurred as a result of their association with the Company. This agreement has not been formalized in writing.

Intellectual Property

The Company holds two trademarks on the names "San Diego Flash" and "90:00 Minutes."

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. We lease approximately 1,000 square feet of office space in San Diego, California, on a month to month basis at a rate of $900 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceeding, threatened or pending. Further, the Company is not aware of any contemplated action or proceeding by any governmental authority to which Company is a participant.

During fiscal 2001, we borrowed $6,000 from an individual under terms of a convertible note payable that became due during 2002. The note holder has sued the Company in the San Diego Municipal Court in order to recover its $6,000 note plus legal fees from the Company. The Company is currently negotiating a settlement in this matter. As of December 31, 2002, the outcome of this negotiation remained uncertain.

On May 5, 2003, Venture Counsel, Inc. obtained a legal judgement against the company in the amount of $38,802. This amount resulted from past-due legal fees payable to Venture Counsel, Inc. along with various attorney fees, court costs, and accrued interest.

At December 31, 2002, the Company has accrued this amount in accounts payable in the attached audited financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock has been traded on the Pink Sheets since January 2000 under the symbol "SDSD." The following table sets forth the trading history of the Common Stock on the Pink Sheets for each quarter of the last two fiscal years and the interim period ended March 31, 2003, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Endings	Quarterly High	Quarterly Low	Quarterly Close
3/31/2000	3.50	1.046875	1.50
6/30/2000	1.875	0.25	1.00
9/29/2000	1.00	0.25	1.25
12/29/2000	0.040625	0.0625	0.09375
3/30/2001	0.296875	0.03125	0.09375
6/29/2001	0.125	0.015625	0.015625
9/28/2001	0.015625	0	0.015625
12/31/2001	0.296875	0.015625	0.046875
3/29/2002	0.234375	0.0625	0.1875
6/28/2002	0.234375	0.078125	0.171875
9/30/2002	0.20	0.02	0.05
12/31/2002	0.07	0.02	0.04
3/31/2003	0.05	0.01	0.04

Holders of record

As of May 12, 2003, there were approximately 861 holders of record of the Company's common stock.

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

On February 10, 2000, the Company issued 5,284,369 shares of its previously UN-issued common stock to the shareholders of San Diego Soccer Development Corporation, a California company (SDSDC) in exchange for all of the issued and outstanding shares of SDSDC as part of a merger transaction. The shares were issued to accredited and less than 35 unaccredited investors pursuant to the exemption provided by Rule 506 of the Securities Act of 1933. Because information provided to unaccredited shareholders prior to the vote may have been insufficient to meet the disclosure requirements of this exemption, and no registration statement was filed with and cleared by the US Securities & Exchange Commission and applicable state agencies prior to the vote and the completion of the merger, the merger is subject to the possible rescission by the shareholders of either company.

On March 6, 2000, the Company issued 1,250,000 shares of restricted common stock, valued at $1.00 per share, to secure a line of credit with one of the Company's shareholders, Broadleaf Capital, Inc. In the event of default, Broadleaf may terminate the Agreement, declare the outstanding balance to be due and payable, and convert the balance into common restricted shares of the Company. The new shares to be issued would be the number necessary for the Lender to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants. The Company has been in technical default on its credit lines that were due on December 31, 2000; however, barring notification of such default, the credit lines are renewed every sixty (60) days under identical terms. Broadleaf has not taken any legal action against the Company nor given notice of default as permitted in the agreement. As a result, the obligation is treated as a current liability in the accompanying financial statements.

The Company had the following common stock option transactions during the two years ended December 31, 2002:

	Shares	Weighted Average Exercise Price	Contractual Life of Options Outstanding
Options outstanding at January 1, 2002	1,245,300	$0.17	3.42 years

Options granted	75,000	$0.25	2.00 years

Options exercised	32,500	0.05	-

Options forfeited or expired	-	-	-

Options outstanding at December 31, 2002	1,287,800	$0.18	2.16 years

Options price range at end of year:	$0.05 through $1.25

Excercisable at end of year	1,287,800

Subsequent to December 31, 2002, the Company cancelled 445,000 outstanding stock options and issued 44,500 shares of restricted common stock as consideration to the option holders. The remaining 843,800 stock options, which had been issued to various consultants, were cancel for non-performance.

During 2001, the Company issued 290,000 shares of its common stock for cash at $0.05 per share to accredited investors, and an additional 150,122 shares if its common stock were issued in conversion of $150,122 in promissory notes and accrued interest. The stock issued is restricted under Rule 144 of the Securities Act of 1933.

During 2002, the Company issued 6,180,500 shares of its common stock for cash at $0.05 per share to accredited investors, 15,042,000 shares for services at $0.05 per share, an additional 452,000 shares in conversion of $10,000 in promissory notes, and 32,500 upon exercise of stock options. The stock issued is restricted under Rule 144 of the Securities Act of 1933.

Commencing September 14, 2002, the Company began issuing subordinated convertible debentures to accredited investors only. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through December 31, 2002, a total of $161,000 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000.

The Company has outstanding a total of 285,400 in convertible promissory notes payable from prior periods. All of these notes are due and payable and convertible into restricted shares of the Company's common stock at $1.00 per share. The Company made cash payments on the notes totaling $5,950 and $8,900, during 2002 and 2001, respectively, and $10,000 in outstanding notes were converted into 452,000 shares in 2002, and $5,100 converted into 5,100 shares in 2001.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Net Revenues

Net revenues decreased from $18,460 for the year ended December 31, 2001 to $5,613 for the year ended December 31, 2002. This decrease resulted primarily from the Company's ceasing operating its soccer franchises during the first quarter of 2001 and commencing operating its magazine business in late 2002. Revenues recorded in 2001 resulted entirely from ticket sales, corporate sponsorships and concession sales associated with soccer operations. During 2002, revenues represented magazine sales of $5,613, and advertising sales of $3,859.31. In addition, the Company recorded $20,518 in unearned revenues for 2002 relating to the prepayment of magazine subscriptions and advertising.

Operating Expenses

Operating expenses during the year ended December 31, 2002 increased $884,055 over the year ended December 31, 2001, from $343,137 to $1,227,192. The primary increase in operating expenses in 2002 was attributed to consultants who were paid in aggregate $801,772. Of this amount, $752,100 was paid through the issuance of 15,042,000 shares of the Company's restricted common stock, which was recorded at $0.05 per share. Included in consulting expenses were costs of $778,913 paid to produce and distribute "90:00 Minutes." Payroll and payroll related taxes were $191,100 for fiscal 2002, compared to $182,219 for fiscal 2001. For both fiscal 2002 and 2001, the primary payroll expense was $133,000 imputed for the Company's chief executive officer, Mr. Yan Skwara. Mr. Skwara did not receive any pay from the Company during either year and the amount of imputed salary was booked as contributed capital as Mr. Skwara does not anticipate being paid for these past services.

Other Income and Expense

Other expense was $377,543 for the year ended December 31, 2002, compared to $84,455 for the year ended December 31, 2001. Included in other expenses during fiscal 2002 and 2001 were interest expenses of $409,853 and $156,859, respectively. The increase in interest expense resulted from an increase the total debt burden during 2002. During the years ended December 31, 2002 and 2001, the Company also recorded other income of $ 32,310 and $72,307, respectively, resulting from the forgiveness of certain trade payables and notes payable.

Net Loss

As a result of the above-mentioned factors, the Company incurred a loss of $1,559,122 for the year ended December 31, 2002, compared to a loss of $409,132 the prior year, an increase of $1,149,990. As stated above, the increase in loss is primarily attributed the cessation of operations during early 2001 combined with the development and implementation of a new business plan during fiscal 2002.

Liquidity and Capital Resources

As of December 31, 2002, the Company had negative working capital of $2,361,067 which included a bank overdraft of $3,197. Since inception, the Company has recorded an accumulated deficit of $8,655,023. Following the cessation of the soccer operations, the Company was inactive during most of calendar 2001. In November 2001, management resumed operations under a new operating strategy and began doing business as Soccer Development of America. In 2002, the Company commenced development of a monthly soccer publication, "90:00 Minutes," which earns revenues through advertising, subscriptions and newsstand sales. The Company published the premier issue of "90:00 Minutes" in July 2002 and the first monthly issue followed in September 2002. During fiscal 2002, the Company incurred a net loss of $1,559,122, which resulted in negative cash flow from operations of $411,136. As a result, there is substantial doubt about the Company's ability to continue as a going concern. There is no assurance that advertising revenues, subscriptions and newsstand sales will provide adequate working capital to fund ongoing operations and meet current obligations. Further, the magazine and publishing industry is highly competitive. So, while direct competition from soccer-related publications is limited, there remains intense competition for limited advertising dollars. In the event the Company is unable to attract adequate advertisers and/or sell enough magazines to cover the costs of operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company does not anticipate any cash expenditures for capital equipment or material contracts over the next twelve months. The sole acquisition contemplated, the acquisition of Golo Lotto, is expected to be consummated through the issuance of restricted common stock (See Note 11 in Note to Accompanying Financial Statements).

From the recommencement of business operations in November 2001 through December 31, 2002, the Company sustained operations through the sale of common stock in private placement transactions and through the issuance of subordinated convertible debentures. During this period, the Company raised $324,000 through the issuance of 6,470,500 shares of common stock at a price of $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through December 31, 2002, a total of $161,000 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is $200,000. There is no guarantee that our cash requirements will not exceed the proceeds from the offering, even assuming that the entire offering is sold. In the event additional capital is required, we may need to sell additional securities in future offerings, either private or public, or to obtain additional financing from other sources. There can be no assurance that we will be able to obtain such additional funds if required either at the time the funds are needed or on terms favorable to us. If additional funds are not available, the Company may cease to operate as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements appear beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages as of September 30, 2002, are as follows:

NAME	AGE	POSITION
Yan K. Skwara	37	Chief Executive Officer, President and Director

Shane Traveller	36	Director*

Lonn Paul	32	Secretary, Director

Bill Hodson	36	Director*

Christian B. Hershberger	34	Director*

*Denotes Independent Contractor

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

Shane H. Traveller, was appointed to the Board of Directors in February 2003 and serves as the Chairman of the Company's audit committee. A Certified Public Accountant, Mr. Traveller is a partner with Peak Solutions, a business consulting company that specializes in start-up and small-cap clients. Previously, Mr. Traveller was president and chief operating officer of Trimedyne, Inc., a Nasdaq National Market company the developed and manufactured surgical lasers where, prior to becoming the company' president, he had served as the chief financial officer. Before working for Trimedyne, Mr. Traveller was a co-founder and chief financial officer for Pyro Shield, Inc., a manufacturer and distributor of aerospace insulation materials, and chief financial officer of Worldwide Investment Network, Inc., an asset management and financial services company. Mr. Traveller practiced public accounting with Arthur Andersen, LLP and with Corbin & Wertz, LLP, in their respective Orange County, California offices. Mr. Traveller holds Bachelor of Science degrees in accounting and finance from Brigham Young University.

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

Meetings

During the year ended December 31, 2002, the Board of Directors met on five occasions. Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

Compensation Of Directors

We have no standard arrangement pursuant to which our Directors are compensated or services provided as a Director. Mr. Traveller receives $1,500 per month for serving as Chairman of our Audit Committee. All other directors received a stock grant of 50,000 shares of restricted common stock during fiscal 2002 as compensation for their service on the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the years ended December 31, 2002 and 2001 paid to Yan K. Skwara, our current Chief Executive Officer. No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2002.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

					Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Yan K. Skwara	2001	$133,000	$---	$---	---	---	---
Chief Executive Officer	2002	$133,000 (2)	---	---	---	---	---

(1) Mr. Skwara became Chief Executive Officer effective as of December 20, 2001.

(2) Represents imputed salary which was written off to contributed capital as Mr. Skwara elected not to receive payment for these services.

The following table sets forth certain information concerning the number of individual grants of stock options made during the year ended December 31, 2002 to each of the named executive officers:

Aggregated Option Grants In Last Fiscal Year
Name	Number of Securities Underlying Options Granted	% of Total Options Grated to Employees in Fiscal Year	Exercise Price	Expiration Date

Yan K. Skwara	--	--	--	--

Total	--	--

The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the year ended December 31, 2002 for named officers of the Company.

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

(1) The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.04 per share as of December, the last trading day of 2002, as reported on the OTC Bulletin Board.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as December 31, 2002 concerning the beneficial ownership of the Company’s common stock by (i) each director, (ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and (iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount of Nature of Beneficial Ownership	Percent of Class

$0.001 par value common stock	Yan K. Skwara, CEO 3803 Mission Blvd. Suite 290 San Diego, CA 92109	2,644,906 shares (1)	15.55%

$0.001 par value common stock	Shane H. Traveller 3803 Mission Blvd. Suite 290 San Diego, CA 92109	450,000 shares	<1%

$0.001 par value common stock	Lonn Paul, Director 3803 Mission Blvd. Suite 290 San Diego, CA 92109	50,000 shares	<1%

$0.001 par value common stock	Bill Hodson, Director 3803 Mission Blvd. Suite 290 San Diego, CA 92109	50,000 shares	<1%

$0.001 par value common stock	Christian B. Hershberger, Director 3803 Mission Blvd. Suite 290 San Diego, CA 92109	50,000 shares	<1%

$0.001 par value common stock	Officers and Directors as a group	2,894,906 shares	17%

$0.001 par value common stock	Broadleaf Capital Partners	40,755,816 (2)	53%

(1) Includes 2,071,428 shares held by Mr. Skwara and fully vested options to purchase 150,000 shares of common stock held by Mr. Skwara.

(2) Amount represents number of shares into which Broadleaf's line of credit could be converted if the default provision of such line of credit are exercised. Broadleaf has not notified the Company of its default or intent to seek remedy under default. Accordingly, these shares have not been issued and are not considered in the total number of shares outstanding.

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

On March 6, 2000, the Company entered into a Credit Line Loan Agreement with Broadleaf Capital Partners, one of its shareholders. The advances bear interest at 10% per annum and the unpaid principal and interest was due on December 31, 2000. In order to secure the line of credit, the Company paid an underwriting fee to the lender in the form of 1,250,000 restricted shares of common stock (see Management's Discussion and Analysis, above). At December 31, 2002, the principal balance on this Credit Line was $694,612, and with accrued interest, $884,880. In connection with the Agreement, the Company also agreed to reconstitute its Board of Directors by allowing the Lender to nominate 3 of the 5 directors, and to allow the Lender to approve certain budgets and significant expenditures, and to receive monthly financial statements from the Company. In addition, the agreement stipulates that the Lender will provide certain accounting and senior management overview services and public company reporting oversight in exchange for one percent (1%) of the Company's gross revenues. In the event of default, the Lender may terminate the Agreement, declare the outstanding balance to be due and payable, and convert the balance into common restricted shares of the Company. The new shares to be issued would be the number necessary for the Lender to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants. The Company is in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreement, nor have they elected to nominate directors as also permitted.

During the years ended December 31, 2001 and 2000, the Company received cash advances totaling $85,377 from a company whose president and CEO is Yan Skwara, President/CEO of San Diego Soccer Development Corporation. Interest on this note accrues at 10.0% per annum, and the balance is due on demand. During the year ended December 31, 2002, the Company made cash payments on this note totaling $64,593 to satisfy its obligation to this related party in full.

Further, the Company borrowed an additional $9,987 during the 2000 fiscal year from a company with common directors. Interest on this note accrues at 10.0%, and the balance is due on demand. At December 31, 2002, the balance on this note was $9,987, with accrued interest of $2,463. As of December 31, 2002, no demand for payment on this note had been made.

ITEM 13. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements. See index to financial statements and supporting schedules.

(a)(3) Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Filed herewith

3.2	By-Laws	Filed herewith

3.3	Articles of Incorporation of SDSDC	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB filed October 29, 1999

3.4	Bylaws of SDSDC	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB filed October 29, 1999

4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB for the year ended December 31, 2000 filed on January 7, 2003

10.1	Rollercoaster, Inc. Merger Agreement	Filed herewith.

10.2	Prestige Periodical Distributors distribution agreement	Filed herewith.

10.3	Credit Line Loan Agreement with Broadleaf Capital Partners	Filed herewith.

10.4	First Amendment to Credit Line Loan Agreement	Filed herewith.

99.1	CEO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

By: /s/ Yan Skwara
Yan K. Skwara, Chief Executive Officer
Date: May 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yan K. Skwara Yan K. Skwara	President, Chief Executive Officer and Director	May 23, 2003

/s/ Shane H. Traveller Shane H. Traveller	Director	May 23, 2003

/s/ Lonn Paul Lonn Paul	Director	May 23, 2003

/s/ Bill Hodson Bill Hodson	Director	May 23, 2003

/s/ Christian Herschberger Christian Herschberger	Director	May 23, 2003

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
a Nevada corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER

I, Yan K. Skwara, certify that:

1. I have reviewed this annual report on Form 10-KSB of San Diego Soccer Development Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003

Yan K. Skwara
Chief Executive Officer and Principal Financial Officer

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

FINANCIAL STATEMENTS

December 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
San Diego Soccer Development Corporation
San Diego, California

We have audited the accompanying balance sheet of San Diego Soccer Development Corporation as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Diego Soccer Development Corporation as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 22, 2003

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

BALANCE SHEET

ASSETS
December 31, 2002

CURRENT ASSETS

Cash	$-

Total Current Assets
-

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	11,502

TOTAL ASSETS
$11,502

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$3,197
Accounts payable	327,054
Accrued expenses (Note 7)	779,653
Unearned revenue	20,518
Note payable-related party (Note 4)	9,987
Credit line payable - related party (Note 4)	694,612
Convertible promissory notes (Note 6)	446,400
Notes payable (Note 5)	79,646

Total Current Liabilities
2,361,067

Total Liabilities
2,361,067

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized of $0.001 par value, 31,535,154 shares issued and outstanding
31,535

Additional paid-in capital
6,274,203

Treasury stock, at cost
(280)

Accumulated deficit
(8,655,023)

Total Stockholders' Equity (Deficit)	(2,349,565)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,502

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001

REVENUES

Ticket sales	$-	$13,560
Corporate sponsorships	-	2,500
Other revenue	-	2,400
Magazine-related revenues	5,613	-

Total Revenues
	5,613	18,460

EXPENSES

Payroll and payroll taxes	191,110	182,219
General and administrative	228,830	155,438
Consulting	801,772	-
Depreciation and amortization	5,480	5,480

Total Expenses	1,227,192	343,137

Loss From Operations	(1,221,579)	(324,677)

OTHER INCOME (EXPENSE)

Gain on forgiveness of debt	32,310	72,307
Interest income	-	97
Interest expense	(409,853)	(156,859)

Total Other Income (Expense)	(377,543)	(84,455)

NET LOSS	$(1,599,122)	$(409,132)

BASIC LOSS PER SHARE	$(0.09)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$17,631,619	$9,401,533

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION Statements of Stockholders' Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit

Balance, December 31, 2000	9,388,032	$9,388	$4,755,085	$-	(6,646,769)

Common stock issued for cash	290,000	290	14,210	-	-

Common stock issued in conversion of promissory notes	150,122	150	149,972	-	-

Treasury stock purchased	-	-	-	(105)	-

Contributed capital	-	-	133,000		-

Net loss for the year ended December 31, 2001	-	-	-	-	(409,132)

Balance, December 31, 2001	9,828,154	$9,828	$5,040,267	$(105)	(7,055,901)

Common stock issued for cash	6,180,500	6,181	303,402	-	-

Common stock issued in conversion of promissory notes	452,000	452	9,548	-	-

Common stock issued for services rendered	15,042,000	15,042	737,058	-	-

Common stock issued on exercise of options	32,500	32	1,593	-	-

Expense realized on stock options granted	-	-	1,335	-	-

Treasury stock purchased	-	-	-	(175)	-

Beneficial conversion on convertible notes	-	-	169,000	-	-

Net loss for the year ended December 31, 2002	-	-	-	-	(1,599,122)

Balance, December 31, 2002	31,535,154	$31,535	$6,274,203	$(280)	$(8,655,023)

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2002	December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,599,122)	$(490,132)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,480	5,480
Contributed capital for services rendered	-	133,000
Stock issued for services	752,100	-
Expensed recognized on stock options granted	1,335	-
Stock issued in conversion of warrants	1,625	-
Beneficial conversion recognized	169,000	-
Write-off of subscription receivable	-	-
Changes in operating assets and liabilities:
Decrease in deposits	-	1,350
Increase (decrease) in accounts payable	61,796	(49,736)
Increase (decrease) in unearned revenue	20,518	(1,238)
Increase in accrued expenses	176,132	169,317

Net Cash Used by Operating Activities	(411,136)	(150,959)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	309,583	14,500
Cash received from notes payable and notes payable, related	-	72,944
Convertible promissory notes proceeds	169,000	52,600
Payments on notes payable - related	(64,593)	(20,784)
Payments on convertible promissory notes	(5,950)	(8,900)
Increase in bank overdraft	3,197	-
Purchase of treasury stock	(175)	(106)

Net Cash Provided by Financing Activities	411,062	110,254

NET DECREASE IN CASH	(74)	(40,705)

CASH AT BEGINNING OF PERIOD	74	40,779

CASH AT END OF PERIOD	$-	$74

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Statements of Cash Flows(Continued)

	For the Year Ended	For the Year Ended
	December 31, 2002	December 31, 2001

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$10,000	$130,100
Common stock issued for settlement of accrued liabilities	$-	$20,022
Contributed capital for services rendered	$-	$133,000
Common stock issued for services rendered	$752,100	$-

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

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

At the time of acquisition of SDSDC, the Company was completely inactive, with no operations, assets, or liabilities. Additionally, the exchange of the Company's common stock for the common stock of SDSDC resulted in the former shareholders of SDSDC obtaining control of the Company. Accordingly, SDSDC is the treated as the continuing entity for accounting purposes, and the Company being the continuing entity for legal purposes. The transaction was accounted for as a recapitalization of SDSDC, with no adjustment to the basis of SDSDC's assets acquired or liabilities assumed.

SDSDC was incorporated on August 22, 1997 in the state of California, and has subsequently been engaged in the management and marketing of professional soccer teams, as well as the publication of a soccer magazine. The majority of the Company's revenues have been generated from corporate sponsorships, ticket sales, and advertising.

b. Accounting Methods

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended December 31,

	2002	2001

Loss (numerator)	$(1,599,122)	$(409,132)
Shares(denominator)	17,631,619	9,401,533
Per share amount	$(0.09)	$(0.04)

The Company's outstanding stock options have been excluded from the basic net loss per share calculation as they are antidilutive. The Company has excluded 1,287,800 common stock equivalents.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Property and Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

e. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

	2002	2001

Deferred tax assets

NOL Carryover	$2,257,300	$2,004,400

Deferred tax liabilities	-	-

Valuation allowance	(2,257,300)	(2,004,400)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the US federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

	2002	2001

Book loss	$(574,176)	$(159,561)
Meals and Entertainment	513	11
Sales Tax	(312)	(312)
Stock Issued for Services	293,319	51,870
Accrued interest on related party payables	27,479	-
Valuation allowance	253,177	107,992

	$-	$-

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Income Taxes (Continued)

At December 31, 2002, the Company had net operating loss carryforwards of approximately $5,788,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

f. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g. Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred. Advertising and promotion expense for the years ended December 31, 2002 and 2001 totaled $16,682 and $3,060, respectively.

h. Revenue and Expense Recognition

Revenue from magazine subscriptions and advertising contracts is recognized at the time the Company's corresponding magazine is published. Accordingly, advance subscriptions and advertising sales for the upcoming period are recorded as deferred revenues and recognized on a pro-rata basis during the applicable subscription or advertising term. Administrative, general, advertising and promotional expenses are charged to operations as incurred. Unearned revenue at December 31, 2002 totaled $20,518.

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
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Change in Accounting Principle

During the year ended December 31, 2002 the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144," and FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)." Management does not believe these pronouncements will have a material effect on the Company's financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

December 31, 2002

Soccer Equipment	$6,000
Promotional equipment	9,685
Computers and software	17,716

33,401
Accumulated depreciation	(21,899)

Net property and equipment	$11,502

During the years ended December 31, 2002 and 2001, the Company recorded depreciation expense of $5,480 and $5,480, respectively.

NOTE 3 - SOCCER FRANCHISES

During 1997, the Company purchased a soccer franchise to operate the San Diego Flash in San Diego, California. The Company paid cash of $62,000 and issued common stock valued at $88,000 for the franchise and the value of the stock portion was determined based on the cash price of a 1998 A-League franchise. The franchise was originally valued at $150,000. The San Diego franchise was fully-amortized during the 2000 fiscal year, due to the fact that the team ceased participation in its corresponding soccer league in early 2001.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 3 - SOCCER FRANCHISES (Continued)

During 1999, the Company purchased a D-3 Pro League franchise for $30,000. During the year ended December 31, 2000, the franchise was forfeited back to its corresponding league, and the Company recorded loss of $30,000. At December 31, 2002, the Company's soccer franchise holdings were as follows:

December 31, 2002

Soccer Franchises	$150,000
Accumulated amortization	(150,000)

Net Soccer Franchises	-

NOTE 4 - RELATED PARTY TRANSACTIONS

a. Credit Lines Payable

The Company entered into a Credit Line Loan Agreement with Broadleaf Capital Partners, Inc., a significant shareholder, effective March 6, 2000. The Agreement provides the Company with a line of credit for approved expenditures. The advances bear interest at 10% per annum and the unpaid principal and interest was originally due on December 31, 2000. In addition, in order to secure the line of credit, the Company paid an underwriting fee to the lender in the form of 1,250,000 restricted shares of common stock valued at $1,250,000. At December 31, 2002, the principal balance on this Credit Line was $694,612, and with accrued interest, totaled $884,880.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

b. Loans from Related Parties

During the years ended December 31, 2001 and 2000, the Company received cash advances totaling $72,944 and $12,433, respectively, from a company whose president and CEO is a director of the Company. The Company made cash payments on this note totaling $20,784 during 2001. Interest on this note accrued at 10.0% per annum, and the balance was due on demand. During the year ended December 31, 2002, the Company made cash payments on this note totaling $64,593, which paid the outstanding balance to zero. At December 31, 2002, the Company had satisfied its obligation to this related party in full.

The Company borrowed an additional $9,987 during the 2000 fiscal year from a company with common directors. Interest on this note accrues at 10.0%, and the balance is due on demand. At December 31, 2002, the principal balance on this note was $9,987, with accrued interest of $2,463. As of December 31, 2002, no demand for payment on this note had been made.

The total principal balance of loans from related parties at December 31, 2002 was $9,987. The loans were originally intended to help the Company fund its general operating expenses. The loans are expected to be paid back when the Company has begun to generate adequate cash flow from operations.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following:

December 31, 2002

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured, currently in default.	$42,500

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on December 31, 2000, unsecured, currently in default.	25,000

Note payable to an individual, interest at 10% per annum, principal and interest due on demand, unsecured.	12,146

Total Notes Payable	79,646

Less: Current Portion	(79,646)

Long-Term Notes Payable	$-

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount

2002	79,646

At December 31, 2002, the Company was in default on its two notes that were due on December 31, 2000, and no demand for payment had been made on the third note. The note holders have not taken any legal action against the Company as permitted by the agreements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes consist of the following:

December 31, 2002

Notes payable to various unrelated parties, bearing interest at 20% per annum, principal and interest due September 30, 2001, convertible into common stock at $1.00 per share at the option of the holder, currently in default	$27,500

Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on July 31, 2001, convertible into common stock at $1.00 per share at the option of the holder, currently in default	40,000

Notes payable to various unrelated parties, bearing interest at 8% per annum, principal and interest due on July 1, 2000, convertible into common stock at $1.00 per share at the option of the holder, currently in default	41,900

Notes payable to various unrelated parties, bearing interest at 8% per annum, principal and interest due on December 31, 1999, convertible into common stock at $1.00 per share at the option of the holder, currently in default	160,400

Notes payable to various unrelated parties, bearing interest at 8% per annum, principal and interest due on 12/31/2000, convertible into common stock at $1.00 per share at the option of the holder, currently in default	15,600

Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on various dates (all six month terms), convertible into common stock at 50% of market price on date of conversion, at the option of the holder. The last of these notes matures on June 29, 2003.	161,000

Total Notes Payable	446,400

Less: Current Portion	(446,400)

Long-term Notes Payable	$-

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 6 - CONVERTIBLE PROMISSORY NOTES (Continued)

The aggregate principal maturities of notes payable are as follows:

Year Ended
December 31,                      Amount

2002                                   $ 446,400

During the years ended December 31, 2002 and 2001, the Company borrowed $169,000 and 52,600, respectively, under the terms of its convertible promissory notes, and made cash payments on the notes totaling $5,950 and $8,900, respectively. Certain notes were converted into common stock as well, with $10,000 in outstanding notes being converted into 452,000 shares in 2002, and $5,100 converted into 5,100 shares in 2001. In addition, the notes accrued interest totaling $32,196 in 2002 and $31,260 in 2001.

The most recent subset of the convertible promissory notes discussed above was issued during the year ended December 31, 2002 to various unrelated parties. As a stipulation of this set of notes, the principal balances of the notes are convertible into common stock at a rate of 50% of the prevailing market price of the stock on the date of conversion. This beneficial conversion feature yielded a discount on the debt totaling $169,000, which was fully amortized at December 31, 2002, because the notes are convertible immediately.

The note holders of the notes in default have not taken any legal action against the Company as permitted in the agreements, save one party that is in the process of suing the Company in order to recover its $6,000 note plus legal fees from the Company. The Company is currently negotiating a settlement in this matter. As of December 31, 2002, the outcome of this negotiation remained uncertain.

NOTE 7 - ACCRUED EXPENSES

As of December 31, 2002, accrued expenses consisted of the following:

Accrued interest on notes payable	$ 336,649
Accrued franchise fees	12,500
Accrued consulting fees	3,115
Accrued payroll	87,092
Accrued payroll tax	277,945
Accrued penalties and interest	47,352
Other accrued expenses	15,000

$779,653

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

a. Common Stock

In 2001, the Company issued 290,000 shares of its common stock for cash at $0.05 per share, and an additional 150,122 shares if its common stock were issued in conversion of $150,122 in promissory notes and accrued interest. At December 31, 2001, the Company had a total of 9,828,154 shares of its common stock issued and outstanding.

During 2001, the Company recognized a salary expense of $133,000 for the president's compensation for the year. This expense has been offset to additional paid-in capital because the president does not expect to be paid for these services.

During 2002, the Company issued 6,180,500 shares of its common stock for cash at $0.05 per share, 15,042,000 shares for services at $0.05 per share, an additional 452,000 shares in conversion of $10,000 in promissory notes, and 32,500 upon exercise of stock options. At December 31, 2002, the Company had 31,535,154 shares of common stock issued and outstanding.

b. Warrants

Warrants for 183,320 shares were issued along with the Company's initial private placement offering. Warrants for 87,400 shares were exercised in total, leaving 97,720 outstanding at December 31, 2000. All of these warrants expired in 2001.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

c. Stock Options

The Company had the following common stock option transactions during the year ended December 31, 2002:

	Shares	Weighted Average Exercise Price	Contractual Life of Options Outstanding

Options outstanding at January 1, 2002	1,245,300	$0.17	3.42 years

Options granted	75,000	$0.25	2.00 years

Options exercised	32,500	0.05	-

Options forfeited or expired	-	-	-

Options outstanding at December 31, 2002	1,287,800	$0.18	2.16 years

Options price range at end of year:	$0.05 through $1.25

Excercisable at end of year	1,287,800

Subsequent to December 31, 2002, the Company cancelled 445,000 outstanding stock options and issued 44,500 shares of restricted common stock as consideration to the option holders. The remaining 843,800 stock options, which had been issued to various consultants, were cancel for non-performance.

NOTE 9 - GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of approximately $8,650,000 at December 31, 2002 and has incurred a significant loss from operations for the year then ended. In addition, the Company was in default on certain of its promissory notes on December 31, 2002. The Company's shareholders' deficit was approximately $2,350,000 and its current liabilities exceeded its current assets by approximately $2,360,000.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 9 - GOING CONCERN (Continued)

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through the sale of common stock; (2) continuing the practice of issuing common stock as consideration for certain employee and marketing services; (3) converting promissory notes into common stock and, (4) continuing to market and sell its soccer publication, with a particular focus on Internet marketing. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10- COMMITMENTS AND CONTINGENCIES

During 2001, the Company entered into an office lease in San Diego, California, which is renewable on a "month to month" basis. The Company has no long-term obligation relating to its office lease.

During 2002 the Company entered into preliminary negotiations to purchase the assets of Golo Lotto, an on-line Internet gaming website. The negotiations led to a purchase agreement being signed on February 7, 2003, whereby the Company would issue 1,500,000 shares of common stock and pay $47,000 in cash as consideration for the assets.

At December 31, 2002, the Company was indebted to a principal shareholder, Broadleaf Capital Partners, Inc., ("Broadleaf") in the amount of $694,612, plus an additional $190,268 in accrued interest, under the terms of a Credit Line Loan Agreement ("The Agreement"). The balance of this loan was originally due on December 31, 2000, but has not officially been declared as in default, due to the fact that Broadleaf has not made demand for payment, and has not formally notified the Company that the note is in default. In the event the note falls past due, and no formal notification is made, the note automatically renews according to its own terms for an additional sixty days.

In the event the note falls past due, and Broadleaf formally notifies the Company the note is in default, Broadleaf may terminate the Agreement, declare the outstanding balance due and immediately payable, and convert the balance into restricted common shares of the Company. The new shares issued under such a scenario would be the number necessary for Broadleaf to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants. Although the Company was in technical default on this note at December 31, 2002, no demand for payment had been made by Broadleaf, and no formal notification of default had been issued.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 11 - FOURTH QUARTER LOSS RECONCILIATION

Pursuant to APB 28, "Interim Financial Reporting", the following is a reconciliation of the net loss as reported in the Company's September 30, 2002 financial statements to the net loss as recorded at December 31, 2002.

Net loss reported September 30, 2002	$ (694,462)

4th quarter accounting for beneficial conversion features of convertible notes	(169,000)

4th quarter accrual of interest on overdue payables	(42,000)

4th quarter common stock for services value	(524,750)

General 4th quarter operations	(168,910)

Net loss reported December 31, 2002	$ (1,599,122)

NOTE 12 - SUBSEQUENT EVENTS

Convertible Promissory Note

Subsequent to December 31, 2002, the Company borrowed an additional $50,750 from various parties under the terms of sixty-day promissory notes. The notes bear interest at 10% per annum, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through May 1, 2003, a total of $201,750 had been raised under these terms and $8,000 of these notes had been converted into common stock.

Common Stock

Subsequent to December 31, 2002, the Company issued 1,550,000 shares of its common stock for services rendered at $0.05 per share. The stock issued is restricted under Rule 144 of the Securities Act of 1933.

Asset Purchase Agreement

On February 7, 2003, the Company announced it had signed an Asset Purchase Agreement with Latin American Futbol Corporation ("LAFC") to acquire 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an on-line Internet gaming website that allows wagering on various sporting events around the world. The purchase price for the assets was contracted to be $47,000, plus 1,500,000 shares of the Company's common stock. Although the Purchase Agreement as been agreed to by both parties, the transaction has not yet been consummated, due to the fact that the Company has not had the financial ability to provide the negotiated consideration to LAFC. As soon as the Company transfers the consideration to LAFC, the Agreement can be officially consummated.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 12 - SUBSEQUENT EVENTS (Continued)

Stock Options

Subsequent to December 31, 2002, the Company cancel 445,000 outstanding stock options and issued 44,500 shares of restricted common stock as consideration to the option holders. The remaining 843,800 stock options, which had been issued to various consultants, were cancel for non-performance.