Form 10QSB
period 2003-03-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-06-12
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 31, 2003
Common Stock, $0.001 par value	36,141,952 shares

The accompanying notes are an integral part of these financial statements.

INDEX

PAGE NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)

FINANCIAL STATEMENTS

March 31, 2003

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet

March 31, 2003

(Unaudited)
CURRENT ASSETS
Cash	$-

Total Current Assets	-

PROPERTY AND EQUIPMENT (Net)	9,542

OTHER ASSETS
Deposit on asset purchase (Note 4)	95,000

Total Other Assets	95,000

TOTAL ASSETS	$104,542

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$201
Accounts payable	318,350
Accrued expenses	448,563
Unearned revenue	22,358
Note payable-related party	9,987
Credit line payable - related party	694,612
Convertible promissory notes	599,464
Notes payable	79,646
Accrued interest payable	369,916

Total Current Liabilities	2,543,097

Total Liabilities	2,543,097

STOCKHOLDERS' DEFICIT

Common stock: 50,000,000 shares authorized of $0.001 par value, 35,985,154 and 31,535,154 shares issued and outstanding, respectively	35,985
Additional paid-in capital	6,625,717
Treasury stock, at cost	(280)
Accumulated deficit	(9,099,977)

Total Stockholders' Deficit	(2,438,555)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,542

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

REVENUES
Magazine - related revenues	$3,198	$-
Other revenue	-	3,867

Total Revenues	3,198	3,867

EXPENSES
Consulting	137,060	110,000
General and administrative	87,770	116,668
Depreciation and amortization	1,960	1,370

Total Expenses	226,790	228,038

Loss From Operations	(223,592)	(224,171)

OTHER EXPENSE
Interest expense	(221,362)	(56,681)

Total Other Expense	(221,362)	(56,681)

NET LOSS	$(444,954)	$(280,852)

BASIC LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,164,321	11,113,598

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flow
(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(444,954)	$(280,852)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,960	1,370
Contributed capital for services rendered	-	33,250
Stock issued for services	107,500	110,000
Beneficial conversion recognized	163,464	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(8,704)	9,345
Increase in unearned revenue	1,840	-

Increase in accrued expenses	38,826	50,780

Net Cash Used by Operating Activities	(140,068)	(76,107)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposit on asset purchase	(20,000)	-

Net Cash Used by Investing Activities	(20,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in bank overdraft	(2,996)	-
Common stock issued for cash	-	102,376
Purchase of treasury stock	-	(174)
Convertible promissory notes proceeds	163,464	-
Principal payments on convertible notes-related party	(400)	(1,402)
Payments on notes payable-related party	-	(24,610)

Net Cash Provided by Financing Activities	160,068	76,190

NET INCREASE IN CASH	-	83

CASH AT BEGINNING OF PERIOD	-	74

CASH AT END OF PERIOD	$-	$157

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flow (Continued)
(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

SUPPLEMENT CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for convertible promissory notes	$10,000	$185,000
Common stock issued for services	$107,500	$110,000
Contributed capital for services rendered	$-	$33,250
Common stock issued for deposit on asset purchase	$75,000	$-

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
March 31, 2003 and 2002

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -   GOING CONCERN

At March 31, 2003, the Company has an accumulated deficit of $9,099,977 and has incurred a loss from operations for the three months then ended.  In addition, the Company is in technical default on certain of its promissory notes and credit lines payable at March 31, 2003.  The Company's shareholders' deficit is $2,438,555 and its current liabilities exceed its current assets by $2,543,097.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
March 31, 2003 and 2002 (Continued)

NOTE 3 -   MATERIAL EVENTS

Credit Line Payable

At March 31, 2003, the Company was in technical default on a  credit line that was originally due on December 31, 2000.  The note holder has not made formal demand for payment, given the Company notice of default, or taken any legal action against the Company as permitted in the agreement.  According to the terms of the Credit Line Agreement, unless the note holder gives the Company a formal notice of default, the note automatically renews according to its own terms for an additional sixty days.

Common Stock

During the three months ended March 31, 2003, the Company issued 2,150,000 shares of its common stock for services rendered at $0.05 per share.  The Company also issued 1,500,000 shares of its common stock valued at $0.05 per share as a deposit on the purchase of assets.  Additionally, the Company issued 800,000 shares of its common stock upon the conversion of certain promissory notes totaling $10,000.

Convertible Promissory Note

During the three months ended March 31, 2003, the Company borrowed $163,464 from various parties under the terms of sixty-day promissory notes.  The notes bear interest at a rate of 10% per annum, and are convertible into common stock at a discount to market of 50% of the closing bid price on the date of conversion.  The Company recognized an addition to interest expense of $163,464 during the period relating to the beneficial conversion feature of the promissory note. (See Note 5 below).

NOTE 4 -   DEPOSIT ON ASSET PURCHASE

On February 7, 2003, the Company entered into an Asset Purchase Agreement ("The Agreement") with Latin American Futbol Corporation ("LAFC"), whereby the Company agreed to purchase 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world.  The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of the Company's common stock.  In addition, LAFC is entitled to 50% of the future net revenues generated by the Golo Lotto website.  Although the Purchase Agreement has been agreed to by both parties, the transaction has not yet been officially consummated, due to the fact that the Company has not yet made full payment on the assets.  During the current quarter, the Company paid LAFC $20,000 in cash, and issued the negotiated 1,500,000 shares of common stock (valued at $75,000, or $0.05 per share).  These payments, totaling $95,000, have been classified as "deposit on asset purchase" in the Company's financial statements.  As of March 31, 2003, the Company needs to pay an additional $27,000 to LAFC in order to fully consummate the Purchase Agreement, and take possession of the Golo Lotto assets.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
March 31, 2003 and 2002 (Continued)

NOTE 5 -   SUBSEQUENT EVENTS

         Convertible Promissory Note

Commencing September 14, 2002, the Company began issuing subordinated convertible promissory notes. The notes bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion.   As of March 31, 2003, a total of $331,464 had been raised under these terms, of which $17,000 had been converted into common stock.  Subsequent to March 31, 2003, the Company borrowed an additional $52,438 under the same terms.

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002.

Revenues for the quarter ended March 31, 2003 were $3,198, compared to $3,867 for the quarter ended March 31, 2002. All of the Company's revenues in 2003 were generated from magazine subscriptions and advertising. The Company's revenue recognition policy is to defer all income associated with subscriptions and advertising and recognize such revenues only as magazines are published. As of March 31, 2003, the Company had unearned revenue of $22,358 relating to magazine subscriptions and advertising. The Company records newsstand sales only upon receipt of payment for such sales from the distributor since estimating the amount of such sales at this point is highly speculative. The typical lag between newsstand sales and receipt of such revenues by the Company is between 60 and 90 days. Newsstand sales prior to and during the quarter ended March 31, 2003 were insignificant since the Company did not hire a distributor until April 2003.

General and administrative expenses were $87,770 versus $116,668 for the quarters ended March 31, 2003 and 2002, respectively. Included in both the 2003 and 2002 numbers is $33,250 associated with the imputed salary of the Company's president, Mr. Skwara. Mr. Skwara has indicated that he does not intend to be paid this compensation, so the amount has been recorded as contributed capital. Consulting expenses were $137,060 versus $110,000 during the quarters ended March 31, 2003 and 2002, respectively. Of the amount reported during the current quarter, $107,500 resulted from the issuance of 2,150,000 shares of restricted common stock which was estimated at $0.05 per share.

Other income and expense items included $221,362 in interest expense recognized in the quarter ended March 31, 2003, compared to interest expense of $56,681 in the first quarter of the prior year. The increase was attributed to an increase in the Company's debt obligations.

As a result of the above, the Company incurred a loss of $444,954 or $0.01 per share, for the quarter ended March 31, 2003, compared to a loss of $280,852, or $0.03 per share, for the quarter ended March 31, 2002. The increase in loss is primarily attributed to the increase in interest expense.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $9,099,977. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2003, the Company's current liabilities exceeded current assets by approximately $2,543,000. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 14, 2002, the Company began issuing subordinated convertible promissory notes. The promissory notes bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through March 31, 2003, a total of $331,464 had been raised under these terms and $17,000 of debentures had been converted into common stock. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment. Management believes that there is a reasonable likelihood that a significant portion of the Company's debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful. If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1.	Legal Proceedings
The Company is presently being sued by one of its creditors for $6,000. The outcome of this suit cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

Item 2.	Changes in Securities
During the three months ended March 31, 2003, the Company issued 2,150,000 shares of its common stock for services rendered at $0.05 per share. The Company also issued 1,500,000 shares of its common stock valued at $0.05 per share as a deposit on the purchase of assets. Additionally, the Company issued 800,000 shares of its common for upon the conversion of certain promissory notes totaling $10,000.

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

Date: June 10, 2003	/s/ Yan Skwara
YAN SKWARA
Chief Executive Officer

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

a Nevada corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

I, Yan K. Skwara, certify that:

1. I have reviewed this annual report on Form 10-QSB of San Diego Soccer Development Corporation;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 10, 2003

/s/ Yan Skwara
Yan K. Skwara
Chief Executive Officer and Principal Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan K. Skwara, Chief Executive Officer and Principal Financial Officer of San Diego Soccer Development Corporation (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Annual Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 10, 2003

                                                                                     /s/ Yan Skwara

                                                                                    Yan K. Skwara
                                                                                    Chief Executive Officer and Principal Financial Officer