Form 10QSB/A
period 2003-03-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-07-08
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at July 7, 2003
Common Stock, $0.001 par value	36,733,619 shares

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

NOTE 4 -   DEPOSIT ON ASSET PURCHASE

On February 7, 2003, the Company entered into an Asset Purchase Agreement ("The Agreement") with Latin American Futbol Corporation ("LAFC"), whereby the Company agreed to purchase 100% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world. The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of the Company's common stock. In addition, LAFC is entitled to 50% of the future net revenues generated by the Golo Lotto website. During the current quarter, the Company paid LAFC $20,000 in cash, and issued the negotiated 1,500,000 shares of common stock (valued at $75,000, or $0.05 per share). These payments, totaling $95,000, have been classified as "deposit on asset purchase" in the Company's financial statements. Under the terms of the Purchase Agreement, the Company needs to pay the balance of $27,000 to LAFC by December 31, 2003, or become subject to the termination provisions of the contract which would allow LAFC to reclaim the assets of Golo Lotto and keep all monies paid by the Company.

Golo Lotto was formerly a full-service gaming website that specialized in Latin America sporting events, mainly soccer, for the past three years. Currently, Golo Lotto has an existing website, but traffic to the site is minimal and is not generating revenues. Golo Lotto has an agreement with BetOn Sports to manage "backend" operations from customer service, money transactions, game set up and site operation. Once the final payment to LAFC has been made, the Company intends to sell and/or transfer its ownership interest in Golo Lotto to an independent third party operator, while retaining a marketing agreement that will enable the Company to generate revenues based on site traffic and profits while not participating in the gaming operations or having a direct interest in a gaming operation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-QSB/A that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

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

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	By-Laws

3.3	Articles of Incorporation of SDSDC

3.4	Bylaws of SDSDC

4.1	Form of Common Stock Certificate

10.1	Rollercoaster, Inc. Merger Agreement

10.2	Prestige Periodical Distributors distribution agreement

10.3	Credit Line Loan Agreement with Broadleaf Capital Partners

10.4	First Amendment to Credit Line Loan Agreement

10.5*	Letter of Intent with Latin America Futbol Corporation

10.6*	Asset Purchase Agreement with Latin America Futbol Corporation

99.1*	Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(b) Reports on Form 8-K
      None

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 7, 2003	/s/ Yan Skwara
YAN SKWARA
Chief Executive Officer

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

a Nevada corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

I, Yan K. Skwara, certify that:

1. I have reviewed this annual report on Form 10-QSB/A of San Diego Soccer Development Corporation;

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

Dated: July 7, 2003

/s/ Yan Skwara
Yan K. Skwara
Chief Executive Officer and Principal Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan K. Skwara, Chief Executive Officer and Principal Financial Officer of San Diego Soccer Development Corporation (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Annual Report on Form 10-QSB/A of the Company for the fiscal quarter ended March 31, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 7, 2003

                                                                                     /s/ Yan Skwara

                                                                                    Yan K. Skwara
                                                                                    Chief Executive Officer and Principal Financial Officer