Form 10QSB/A
period 2003-03-31
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-08-04
CIK 1054311

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $0.001 par value	37,083,619 shares

The accompanying notes are an integral part of these financial statements.

INDEX

PAGE NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)

FINANCIAL STATEMENTS

March 31, 2003

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet

March 31, 2003

(Unaudited)
CURRENT ASSETS
Cash	$-

Total Current Assets	-

PROPERTY AND EQUIPMENT (Net)	9,542

OTHER ASSETS
Deposit on asset purchase (Note 4)	95,000

Total Other Assets	95,000

TOTAL ASSETS	$104,542

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$201
Accounts payable	318,350
Accrued expenses	448,563
Unearned revenue	22,358
Note payable-related party	9,987
Credit line payable - related party	694,612
Convertible promissory notes	599,464
Notes payable	79,646
Accrued interest payable	369,916

Total Current Liabilities	2,543,097

Total Liabilities	2,543,097

STOCKHOLDERS' DEFICIT

Common stock: 100,000,000 shares authorized of $0.001 par value, 35,985,154 and 31,535,154 shares issued and outstanding, respectively	35,985
Additional paid-in capital	6,625,717
Treasury stock, at cost	(280)
Accumulated deficit	(9,099,977)

Total Stockholders' Deficit	(2,438,555)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,542

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

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	By-Laws

3.3	Articles of Incorporation of SDSDC

3.4	Bylaws of SDSDC

4.1	Form of Common Stock Certificate

10.1	Rollercoaster, Inc. Merger Agreement

10.2	Prestige Periodical Distributors distribution agreement

10.3	Credit Line Loan Agreement with Broadleaf Capital Partners

10.4	First Amendment to Credit Line Loan Agreement

10.5*	Letter of Intent with Latin America Futbol Corporation

10.6*	Asset Purchase Agreement with Latin America Futbol Corporation

10.7*	First Amendment GoloLotto.com Purchase Agreement

99.1*	Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(b) Reports on Form 8-K
      None

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2003	/s/ Yan Skwara
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

Dated: July 31, 2003

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

Dated: July 31, 2003

                                                                                     /s/ Yan Skwara

                                                                                    Yan K. Skwara
                                                                                    Chief Executive Officer and Principal Financial Officer