Form 10QSB
period 2003-06-30
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-08-19
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (858) 488-7775

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at August 18, 2003
Common Stock, $0.001 par value	42,979,333 shares

The accompanying notes are an integral part of these financial statements.

INDEX

PAGE NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)

FINANCIAL STATEMENTS

June 30, 2003 and 2002

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet

ASSETS

June 30, 2003

(Unaudited)
CURRENT ASSETS
Cash	$10,339

Total Current Assets	10,339

PROPERTY AND EQUIPMENT (Net)	7,581

OTHER ASSETS
Deposit on asset purchase (Note 4)	100,500

Total Other Assets	100,500

TOTAL ASSETS	$118,420

LIABILITIES AND STOCKHOLDERS' DEFICIT
June 30, 2003

(Unaudited)
CURRENT LIABILITIES

Accounts payable	$337,408
Accrued expenses	457,606
Unearned revenue	26,730
Note payable-related party	9,987
Credit line payable - related party	694,612
Convertible promissory notes	662,051
Notes payable	79,646
Accrued interest payable	407,213

Total Current Liabilities	2,675,253

Total Liabilities	2,675,253

STOCKHOLDERS' DEFICIT

Common stock: 100,000,000 shares authorized of $0.001 par value, 37,535,154 shares issued and outstanding	37,535
Additional paid-in capital	6,725,355
Treasury stock, at cost	(280)
Accumulated deficit	(9,319,443)

Total Stockholders' Deficit	(2,556,833)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$118,420

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

REVENUES
Magazine - related revenues	$950	$1,622	$4,148	$5,489

Total Revenues	950	$1,622	$4,148	$5,489

EXPENSES
General and administrative	77,246	120,418	165,016	237,086
Consulting	15,350	19,700	152,410	129,700
Depreciation and amortization	1,961	1,370	3,921	2,740

Total Expenses	94,557	141,488	321,347	369,526

Loss From Operations	(93,607)	(139,866)	(317,199)	(364,037)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	32,310	-	32,310
Interest expense	(125,860)	(19,308)	(347,222)	(75,989)

Total Other Income (Expense)	(125,860)	13,002	(347,222)	(43,679)

NET LOSS	$(219,467)	$(126,864)	$(664,421)	$(407,716)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	36,174,714	14,845,687	35,218,994	12,501,461

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flow
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(664,421)	$(407,716)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,921	2,740
Contributed capital for services rendered	-	66,500
Stock issued for services	116,000	127,500
Beneficial conversion recognized	223,652	-
Stock Issued on exercise of options	-	1,625
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	10,355	(5,748)
Increase in accounts receivable	-	(450)
Decrease in deferred revenue	6,212	-
Increase in accrued expenses	85,166	64,126

Net Cash Used by Operating Activities	(219,115)	(151,423)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposit on asset purchase	(25,500)	-

Net Cash Used by Investing Activities	(25,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash overdraft	(3,197)	3,315
Common stock issued for cash	32,500	215,377
Purchase of treasury stock	-	(174)
Convertible promissory notes proceeds	228,151	-
Principal payments on convertible notes payable	(2,500)	(4,100)
Payments on notes payable-related party	-	(62,912)

Net Cash Provided by Financing Activities	254,954	151,506

NET INCREASE IN CASH	10,339	83

CASH AT BEGINNING OF PERIOD	-	74

CASH AT END OF PERIOD	$10,339	$157

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flow (Continued)
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

SUPPLEMENT CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for convertible promissory notes	$10,000	$2,000
Common stock issued for services	$116,000	$127,500
Contributed capital for services rendered	$-	$66,500

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
June 30, 2003 and 2002

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -   GOING CONCERN NOTE

At June 30, 2003, the Company has an accumulated deficit of $9,319,443 and has incurred a loss from operations for the six months then ended. In addition, the Company is in default on certain of its promissory notes and credit lines payable at June 30, 2003. The Company's shareholders' deficit is $2,556,833 and its current liabilities exceed its current assets by $2,664,914.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
June 30, 2003 and 2002

NOTE 3 -   MATERIAL EVENTS

Credit Line Payable

At June 30, 2003, the Company was in technical default on a credit line that was originally due on December 31, 2000.  The note holder has not made formal demand for payment, given the Company notice of default, or taken any legal action against the Company as permitted in the agreements.  According to the terms of the Credit Line Agreement, unless the note holder gives the Company a formal notice of default, the note automatically renews according to its own terms for an additional sixty days.

Common Stock

During the six months ended June 30, 2003, the Company issued 2,150,000 shares of its common stock for services rendered at $0.05 per share and another 425,000 for services rendered at $0.02 per share.  The Company also issued 1,500,000 shares of its common stock valued at $0.05 per share as a deposit on the purchase of assets.  Additionally, the Company issued 800,000 shares of its common stock upon the conversion of certain promissory notes totaling $10,000 and an additional 1,625,000 shares were issued for cash at $0.02 per share.  Also, on June 30, 2003 the Company cancelled 500,000 shares due to the non-performance of services.

Convertible Promissory Note

During the six months ended June 30, 2003, the Company borrowed $228,151 from various parties under the terms of short term promissory notes.  The notes bear interest at a rate of 10.0% per annum, and are convertible into common stock at a discount to market of 50% of the closing bid price on the date of conversion.  The Company recognized an addition to interest expense of $223,652 during the period relating to the beneficial conversion feature of the promissory note (see Note 5 below).

NOTE 4 - DEPOSIT ON ASSET PURCHASE

On February 7, 2003, the Company entered into an Asset Purchase Agreement ("The Agreement") with Latin American Futbol Corporation ("LAFC"), whereby the Company agreed to purchase 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world. The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of the Company's common stock. In addition, LAFC is entitled to 50% of the future net revenues generated by the Golo Lotto website. Although the Purchase Agreement has been agreed to by both parties, the transaction has not yet been officially consummated, due to the fact that the Company has not yet made full payment on the assets.  During the current period, the Company paid LAFC $25,500 in cash, and issued the negotiated 1,500,000 shares of common stock (valued at $75,000, or $0.05 per share).  These payments, totaling $100,500, have been classified as "deposit on asset purchase" in the Company's financial statements. Under the terms of the Purchase Agreement, the Company needs to pay the balance of $27,000 to LAFC by December 31, 2003, or become subject to the termination provisions of the contract which would allow LAFC to reclaim the assets of Golo Lotto and keep all monies paid by the Company.

Golo Lotto was formerly a full-service gaming website that specialized in Latin America sporting events, mainly soccer, for the past three years. Currently, Golo Lotto has an existing website, but traffic to the site is minimal and is not generating revenues. Golo Lotto has an agreement with Bet Cris to manage "backend" operations from customer service, money transactions, game set up and site operation. Once the final payment to LAFC has been made, the Company intends to sell and/or transfer its ownership interest in Golo Lotto to an independent third party operator, while retaining a marketing agreement that will enable the Company to generate revenues based on site traffic and profits while not participating in the gaming operations or having a direct interest in a gaming operation.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
June 30, 2003 and 2002

NOTE 5 -   SUBSEQUENT EVENTS

Convertible Promissory Notes

Commencing September 14, 2002, the Company began issuing subordinated convertible promissory notes.  The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion.  As of June 30, 2003, a total of $397,151 had been raised under these terms, of which $18,000 had been converted into common stock and the Company has made an additional $1,400 in principal payments on the notes.  Subsequent to June 30, 2003, the Company borrowed an additional $2,500 under the same terms.

Common Stock Transactions

Subsequent to June 30, 2003, the Company issued 400,000 shares of common stock for cash at $0.02 per share, and an additional 350,000 shares for services rendered at $0.02 per share.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of June 30, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended June 30, 2003 compared to quarter ended June 30, 2002.

Revenues for the quarter ended June 30, 2003 were $950, compared to $1,622 for the quarter ended June 30, 2002. Revenues for both periods were generated entirely from the sale of magazines and related advertising. As of June 30, 2003, the Company had unearned revenue of $26,730, compared to $20,518 for the same quarter of the preceding year. Unearned revenue relates to the balance of subscriptions and prepaid advertising.

General and administrative expenses were $77,246 versus $120,418 for the quarters ended June 30, 2003 and 2002, respectively. The decrease results principally from the reduction in publication costs associated with the magazine.

As a result of the above, the Company incurred a loss from operations of $93,607 for the quarter ended June 30, 2003, compared to a loss of $139,866 for the quarter ended June 30, 2002. Interest expense was $125,860, compared to $19,308 for the quarters ended June 30, 2003 and 2002, respectively. The increase is attributed to an increase in the amount of total debt between the two quarters. After factoring in interest and other non-operating expenses, the Company incurred a loss of $219,467, or $0.006 per share, for the quarter ended June 30, 2003, compared to a loss of $126,864, or $0.01 per share, for the quarter ended June 30, 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002.

Revenues for the six-month period ended June 30, 2003 were $4,148 compared to $5,489 for the six month period ended June 30, 2002. Revenues for both periods consisted of advertising and magazine sales associated with the Company's soccer publication, "90:00 Minutes Soccer Magazine."

General and administrative expenses were $165,016 versus $237,086 for the six-month periods ended June 30, 2003 and 2002, respectively. In 2002, the Company resumed operations under a new business strategy that included the development of a monthly soccer magazine "90:00 Minutes Soccer Magazine."  Consulting expenses were $152,410 and $129,700 for the six-month periods ended June 30, 2003 and 2002, respectively.

Other income and expense items included $347,222 in interest expense recognized in the six months ended June 30, 2003, compared to interest expense of $75,989 in the first six months of the prior year. The increase was attributed to an increase in the Company's debt obligations. During the six months ended June 30, 2002, the Company recorded $32,310 in loan forgiveness associated with trade payables.

As a result of the above, the Company incurred a loss of $664,421, or $0.02 per share, for the six months ended June 30, 2003, compared to a loss of $407,716, or $0.03 per share, for the six months ended June 30, 2002. The increase in loss is primarily attributable to the increase in interest expense generated by the substantially greater debt burden during 2003.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $9,319,443. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2003, the Company had total cash and current assets of $10,339, and current liabilities of $2,675,253. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through June 30, 2003, a total of $397,151 had been raised under these terms and $18,000 of debentures had been converted. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment. Management believes that there is a reasonable likelihood that a significant portion of the Company's debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful. If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the Company can continue as a going concern.

PART II.

Other Information

Item 1.	Legal Proceedings
The Company is presently being sued by one of its creditors for $6,000. The outcome of this suit cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

Item 2.	Changes in Securities
During the three months ended June 30, 2003, the Company issued 425,000 shares of its common stock for services rendered at $0.02 per share, and an additional 1,625,000 shares were issued for cash at $0.02 per share. Also, on June 30, 2003 the Company cancelled 500,000 shares due to the non-performance of services.

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

Date: August 18, 2003	/s/ Yan Skwara
YAN SKWARA
Chief Executive Officer

SAN DIEGO SOCCER DEVELOPMENT CORPORATION

a Nevada corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

I, Yan K. Skwara, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of San Diego Soccer Development Corporation;

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

Dated: August 18, 2003

/s/ Yan Skwara
Yan K. Skwara
Chief Executive Officer and Principal Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan K. Skwara, Chief Executive Officer and Principal Financial Officer of San Diego Soccer Development Corporation (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 18, 2003

                                                                                     /s/ Yan Skwara

                                                                                    Yan K. Skwara
                                                                                    Chief Executive Officer and Principal Financial Officer