Form 10QSB
period 2003-09-30
SAN DIEGO SOCCER DEVELOPMENT CORP
filed 2003-11-19
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission file number 000-27487

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at November 5, 2003
Common Stock, $0.001 par value	66,782,498 shares

The accompanying notes are an integral part of these financial statements.

INDEX

PAGE NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)

FINANCIAL STATEMENTS

September 30, 2003 and December 31, 2002

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Balance Sheet

ASSETS

September 30, 2003

(Unaudited)
CURRENT ASSETS
Cash	$4,582

Total Current Assets	4,582

PROPERTY AND EQUIPMENT (Net)	7,577

OTHER ASSETS
License Fees (Note 4)	108,000

Total Other Assets	108,000

TOTAL ASSETS	$120,159

SAN DIEGO SOCCER DEVELOPMENT CORPORATION (DBA SOCCER DEVELOPMENT OF AMERICA) Balance Sheet (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT
September 30, 2003

(Unaudited)
CURRENT LIABILITIES

Accounts payable	$377,466
Accrued expenses	464,907
Unearned revenue	32,246
Note payable-related party	9,987
Credit line payable - related party	694,612
Convertible promissory notes	535,345
Notes payable	79,646
Accrued interest payable	440,625

Total Current Liabilities	2,634,834

Total Liabilities	2,634,834

STOCKHOLDERS' DEFICIT

Preferred stock: 6,650,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-
Common stock: 100,000,000 shares authorized of $0.001 par value, 64,495,930 shares issued and outstanding	64,496
Additional paid-in capital	7,205,344
Treasury stock, at cost	(280)
Accumulated deficit	(9,784,235)

Total Stockholders' Deficit	(2,514,675)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$120,159

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

REVENUES
Magazine - related revenues	$160	$2,987	$4,308	$8,476

Total Revenues	160	$2,987	$4,308	$8,476

EXPENSES
General and administrative	97,032	210,252	262,048	577,038
Consulting	202,910	-	355,320	-
Depreciation and amortization	1,504	1,370	5,425	4,110

Total Expenses	301,446	211,622	622,793	581,148

Loss From Operations	(301,286)	(208,635)	(618,485)	(572,672)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	-	32,310
Interest expense	(163,505)	(78,111)	(510,727)	(154,100)

Total Other Income (Expense)	(163,505)	(78,111)	(510,727)	(121,790)

NET LOSS	$(464,791)	$(286,746)	$(1,129,212)	$(694,462)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	50,130,013	16,720,154	39,772,158	12,750,011

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,129,212)	$(694,462)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,425	4,110
Contributed capital for services rendered	-	99,750
Stock issued for services	275,114	187,960
Beneficial conversion recognized	333,652	37,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	50,412	(12,495)
Increase in accounts receivable	-	(675)
Increase in unearned revenue	11,728	-
Increase in accrued expenses	125,879	98,803

Net Cash Used by Operating Activities	(327,002)	(279,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,500)	-
Deposit on asset purchase	(33,000)	-

Net Cash Used by Investing Activities	(34,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash overdraft	(3,197)	2,383
Common stock issued for cash	37,500	309,026
Purchase of treasury stock	-	(174)
Convertible promissory notes proceeds	338,651	37,500
Principal payments on convertible notes payable	(6,870)	(5,150)
Cash received on notes payable-related party	-	600
Payments on notes payable-related party	-	(64,593)

Net Cash Provided by Financing Activities	366,084	279,592

NET INCREASE IN CASH	4,582	83

CASH AT BEGINNING OF PERIOD	-	74

CASH AT END OF PERIOD	$4,582	$157

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,

	2003	2002

SUPPLEMENT CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for convertible promissory notes	$242,836	$9,500
Common stock issued for services	$275,114	$187,960
Contributed capital for services rendered	$-	$99,750
Beneficial conversion feature	$333,652	$37,500
Common stock issued as deposit on asset purchase	$75,000	$-

The accompanying notes are an integral part of these financial statements.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
September 30, 2003 and 2002

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -   GOING CONCERN

At September 30, 2003, the Company has an accumulated deficit of $9,784,235 and has incurred a loss from operations for the nine months then ended. In addition, the Company is in default on certain of its promissory notes and credit lines payable at September 30, 2003. The Company's shareholders' deficit is $2,514,675 and its current liabilities exceed its current assets by $2,630,252.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock; (2) continuing the practice of issuing stock options as consideration for certain employee and marketing services; (3) converting promissory notes into common stock; and (4) changing the focus of the Company away from professional soccer competition toward other soccer-related markets such as equipment sales, soccer camps and  marketing and consulting services for soccer organizations. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
September 30, 2003 and 2002

NOTE 3 -   MATERIAL EVENTS

Credit Line Payable

At September 30, 2003, the Company was in technical default on a credit line that was originally due on December 31, 2000. The note holder has not made formal demand for payment, given the Company notice of default, or taken any legal action against the Company as permitted in the agreements. According to the terms of the Credit Line Agreement, as amended unless the note holder gives the Company a formal notice of default, the note automatically renews according to its own terms for an additional thirty days.

Common Stock

During the nine months ended September 30, 2003, the Company issued 2,150,000 shares of its common stock for services rendered at $0.05 per share and another 8,380,714 for services rendered at $0.02 per share. The Company also issued 1,500,000 shares of its common stock valued at $0.05 per share as a deposit on the purchase of assets. Additionally, the Company issued 20,835,062 shares of its common stock upon the conversion of certain promissory notes totaling $242,836 and an additional 1,875,000 shares were issued for cash at $0.02 per share. Also, during the period, the Company cancelled 1,780,000 shares due to the non-performance of services.

Convertible Promissory Note

During the nine months ended September 30, 2003, the Company borrowed $338,651 from various parties under the terms of sixty-day promissory notes. The notes bear interest at a rate of 10.0% per annum, and are convertible into common stock at a discount to market of 50% of the closing bid price on the date of conversion. The Company recognized an addition to interest expense of $333,652 during the period relating to the beneficial conversion feature of the promissory note.

NOTE 4 - LICENSE FEES

On February 7, 2003, the Company entered into an Asset Purchase Agreement ("The Agreement") with Latin American Futbol Corporation ("LAFC"), whereby the Company agreed to purchase 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world. The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of the Company's common stock. In addition, LAFC was entitled to 50% of the future net revenues generated by the Golo Lotto website. Although the Purchase Agreement had been agreed to by both parties, the transaction had not been officially consummated at September 30, 2003, due to the fact that the Company had not yet made full payment on the assets. During the current period, the Company paid LAFC $33,000 in cash, and issued the negotiated 1,500,000 shares of common stock (valued at $75,000, or $0.05 per share). These payments, totaling $108,000, have been classified as "license costs" (see Note 6) in the Company's financial statements.

Under the terms of the Purchase Agreement, the Company needs to pay the balance of $14,000 to LAFC by December 31, 2003, or become subject to the termination provisions of the contract which would allow LAFC to reclaim the assets of Golo Lotto and keep all monies paid by the Company. On October 10, 2003, the remaining $14,000 was paid and the transaction was closed.

SAN DIEGO SOCCER DEVELOPMENT CORPORATION
(DBA SOCCER DEVELOPMENT OF AMERICA)
Notes to the Financial Statements
September 30, 2003 and 2002

NOTE 5 -   SIGNIFICANT AGREEMENTS

International Football Finance Group

On September 25, 2003, the Company consummated the creation of a new, wholly-owned subsidiary, called International Football Finance Group ("IFFG"). IFFG is a California corporation, created for the purpose of engaging in any lawful business activity. IFFG is authorized to issue 1,000,000 shares of common stock. As of September 30, 2003, IFFG had zero assets and zero liabilities.

Marketing Agreement

On September 17, 2003, the Company consummated a Marketing Agreement with Academia de Futbol Tahuichi ("Tahuichi") whereby the Company agreed to help Tahuichi obtain advertising revenues, assist Tahuichi in raising capital, and assist Tahuichi in selling the contracts of certain Academy soccer players. In exchange for these services, the Company is entitled to 25% of the revenues generated on behalf of Tahuichi. The term of the contract is one year.

NOTE 6 - SUBSEQUENT EVENTS

Settlement of Debt

On October 31, 2003, the Company finalized settlement negotiations with one of its major creditors, Broadleaf Capital Partners, Inc. ("Broadleaf"). Per the terms of the settlement agreement, the Company, who's debt payable to Broadleaf totaled $966,916 (including accrued interest) at October 31, 2003, is to pay Broadleaf $125,000 in cash, issue 100,000 restricted shares of its $0.001 par value common stock, grant warrants to purchase 100,000 shares of its common stock, and pay $5,014 in related legal fees on behalf of Broadleaf. The agreement was consummated in November 2003.

Convertible Debenture

In October 2003, the Company completed a Confidential Private Placement Memorandum, whereby the Company raised $500,000 in cash from an unrelated investor in the form of a convertible bond. Per the terms of the Bond Agreement, the debt instrument is convertible into common stock at $0.10 per share, and vests immediately. The bond accrues interest at 5.0% per annum.

Sale of Magazine

On October 27, 2003 the Company entered into an agreement with Live Wire Sports Group, ("Live Wire") to transfer ownership of the Company's 90:00 Minutes Magazine to Live Wire in exchange for the cancellation of the Company's $19,740 debt payable to Live Wire.

Marketing and Consulting Agreement

In November 2003, the Company entered into a Marketing Services Consultant Agreement with Latin American Futbol Organization ("LAFC"). According to the terms of the Agreement, the Company is to pay $184,000 in cash to LAFC as advance payment for various financial, accounting, and reporting services, as well as business development consulting focused on South American operations. In exchange, LAFC transfers possession of its 500,000 shares ("the shares") of the Company's common stock to the Company, to be held by the Company to secure the performance of LAFC's contractual obligations. The shares will be released back to LAFC on a quarterly basis, at the rate of 125,000 per quarter, provided the Company is satisfied with LAFC's performance. The Company made the contracted cash payment of $184,000 in November 2003. The contract will expire on the earlier of a) the one-year anniversary of the signing of the agreement, or b) on the date which either party terminates the agreement with thirty days prior written notice.

License Fees

In November 2003, the Company signed an Exclusive License and Marketing Services Agreement ("the Agreement") with Latin American Futbol Corporation ("LAFC") through which the parties nullified and terminated their previously consummated Asset Purchase Agreement (see Note 4), and LAFC granted to the Company the exclusive right and license to perform marketing services in relation to Golo Lotto, a wholly-owned subsidiary of LAFC. In addition, the Company becomes entitled to fifty percent of the monthly net revenues generated from the Golo Lotto operations. Under the terms of the Agreement, the consideration paid by the Company to obtain the exclusive license was agreed to be those payments of cash and stock previously made by the Company under the Asset Purchase Agreement. The Agreement is to remain in effect until such time that either party provides the other with ninety days prior written notice. The Agreement is terminable only for cause. All consideration was received and the Agreement became effective in November 2003. The Company will amortize the license fees on a straight-line basis over five years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management.  When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

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

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. Modification of any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended September 30, 2003 compared to quarter ended September 30, 2002.

Revenues for the quarter ended September 30, 2003 were $160, compared to $2,987 for the quarter ended September 30, 2002. Revenues for both periods were generated entirely from the sale of magazines and related advertising. As of September 30, 2003, the Company had unearned revenue of $32,246, compared to $ 0 for the same quarter of the preceding year. Unearned revenue relates to the balance of subscriptions and prepaid advertising.

General and administrative expenses were $97,032 versus $210,252 for the quarters ended September 30, 2003 and 2002, respectively. The decrease results principally from the reduction in publication costs associated with the magazine. This expense has been offset to additional paid-in capital because the president does not expect to be paid for these services.

As a result of the above, the Company incurred a loss from operations of $301,286 for the quarter ended September 30, 2003, compared to a loss of $208,635 for the quarter ended September 30, 2002. Interest expense was $163,505, compared to $78,111 for the quarters ended September 30, 2003 and 2002, respectively. The increase is attributed to an increase in the amount of total debt between the two quarters. After factoring in interest and other non-operating expenses, the Company incurred a loss of $464,791, or $0.01 per share, for the quarter ended September 30, 2003, compared to a loss of $286,746, or $0.02 per share, for the quarter ended September 30, 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002.

 Revenues for the nine-month period ended September 30, 2003 were $4,308 compared to $8,476 for the similar period ended September 30, 2002. Revenues for both periods consisted of advertising and magazine sales associated with the Company's soccer publication, "90:00 Minutes Soccer Magazine."

General and administrative expenses were $262,048 versus $577,038 for the nine-month periods ended September 30, 2003 and 2002, respectively. In 2002, the Company resumed operations under a new business strategy that included the development of a monthly soccer magazine "90:00 Minutes Soccer Magazine."  Consulting expenses were $355,320 and $-0- for the nine-month periods ended September 30, 2003 and 2002, respectively.

Other income and expense items included $510,727 in interest expense recognized in the nine months ended September 30, 2003, compared to interest expense of $154,100 in the first nine months of the prior year. The increase was attributed to an increase in the Company's debt obligations.

As a result of the above, the Company incurred a loss of $1,129,212, or $0.03 per share, for the nine months ended September 30, 2003, compared to a loss of $694,462, or $0.05 per share, for the nine months ended September 30, 2002. The increase in loss is primarily attributed to the increase in interest expense generated by the substantially greater debt burden during 2003.

Liquidity and Capital Resources

 The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $9,784,235. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements as a result of this uncertainty. Our ability to continue as a going concern depends upon our ability to raise capital, to ultimately implement our plans to obtain profitable new business and to reduce the working capital deficit.

We plan to increase cash flow by focusing on two keys areas in which it has developed over the past several months including marketing and sponsorships and it's newly formed public relations firm International Football Finance Group (IFFG). We have recently adopted changes to our business plan, resulting in a refocusing of our efforts on developing key relationships in the soccer industry. As part of this effort, we have entered into agreements with professional soccer teams, organizations and leagues such as the International Tahuichi Soccer Academny and the Men's Premier Soccer League to assist them in getting sponsorships and boosting the overall brand. By taking this approach, we hope to develop into a solid leader in this market, like our counterparts IMG and Octagon. To further these efforts, we have also established our wholly-owned subsidiary - IFFG - to provide public relations and consultant advisory services to soccer-related businesses. In an effort to expand our services and increase revenues, we are also offering corporate communications services through another wholly-owned subsidiary - Pan American Relations, Inc., a California corporation - which will provide such services to both soccer and non-soccer related businesses while still maintaining an interest on soccer. These changes in our business plan are intended to increase sources of revenue for SDA. However, there are no assurances that our plans will be successful or that our current or contemplated relationships will result in significant revenues.

As of September 30, 2003, the Company had total cash and current assets of $4,582, and current liabilities of $2,634,834. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 14, 2002, the Company began issuing subordinated convertible debentures. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2003, a total of $507,651 had been raised under these terms and $250,836 of debentures had been converted. We are presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment wherever possible. However, there is no assurance that these efforts will be successful. If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the Company can continue as a going concern. There is no assurance that the Company will be able to raise additional funds as needed or, if such funding is available, that we can obtain it on terms favorable to SDA. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the developing businesses, those historically encountered by us, and the competitive environment in which we operate.

ITEM 3: CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any significant actions regarding any deficiencies. We have and continue to review our controls and procedures regularly with our management and Board of Directors.

PART II.

Other Information

Item 1.	Legal Proceedings
The Company is presently being sued by Peter Passaretti and Patricia Passaretti for $7,000, the complaint was filed with the Superior Court of California, County of San Diego on June 30, 2003. Also, AA One Litho filed a complaint with the Superior Court of California, County of San Diego on September 15, 2003 in the amount of $13,448.28. The outcome of these suits cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amounts.

Item 2.	Changes in Securities
During the three months ended September 30, 2003, the Company issued 8,380,714 shares of its common stock for services rendered at $0.02 per share.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to Vote of Security Holders
None

Item 5.	Other Information
Golo Lotto

On February 7, 2003, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Latin American Futbol Corporation ("LAFC"), whereby the Company agreed to purchase 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world. The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of our common stock. In addition, LAFC was entitled to 50% of the future net revenues generated by the Golo Lotto website. Through September 30, 2003, we paid LAFC $33,000 in cash, and issued the negotiated 1,500,000 shares of common stock (valued at $75,000, or $0.05 per share). These payments, totaling $95,000, have been classified as "license fees" in the Company's financial statements. The final cash payment of $14,000 was made on October 10, 2003.

Golo Lotto is an on-line Internet gaming website that allows wagering on various sporting events around the world and, as such, is subject to extensive regulation within the United States and other jurisdictions. As a result, we had intended to sell and/or transfer our ownership interest in Golo Lotto to an independent third party operator, while retaining a marketing agreement that would enable us to generate revenues based on site traffic and profits while not participating in the gaming operations or having a direct interest in a gaming operation; however, at the time of the final payment in October, we had no purchaser for the assets and after careful consideration of the terms of the Purchase Agreement, our Board of Directors determined that it would be in the best interest of the Company not to own or control the assets of Golo Lotto, but to simply make use of its website and other proprietary intellectual property to market the gaming services of Golo Lotto. Accordingly, we, along with LAFC, have restructured the Purchase Agreement into an Exclusive License and Marketing Services Agreement (the "License and Marketing Services Agreement").

Pursuant to the terms of the License and Marketing Agreement, the Purchase Agreement was terminated and superceded in its entirety by the License and Marketing Agreement. The funds and stock already delivered to Golo Lotto in connection with the asset purchase transaction were used as consideration for the exclusive worldwide perpetual right to use the Golo Lotto website and other assets in furtherance of our marketing activities. Despite the "worldwide" nature of the license, neither the Company nor Golo Lotto will market Golo Lotto's gaming services to users within the United States or any other jurisdiction in which its activities would be prohibited. Golo Lotto will retain ownership of its website and other assets, and the Company will retain earnings based royalties equal to 50% of the gross revenues generated through its marketing activities, which royalties would be paid out monthly. Under the terms of the agreement, the Company is responsible for its own expenses incurred in connection with the marketing services, excluding extraordinary pre-approved expenses which would be reimbursed by Golo Lotto. The agreement is for a perpetual term that is terminable only upon a showing of cause upon 90 days prior written notice. The agreement expressly provides that the Company shall have no control over the operations of Golo Lotto, nor will it provide web-hosting services. We can give no assurance that the License and Marketing Agreement, as structured, will not be found to be in violation of applicable restrictions on gaming activities or that our activities in marketing Golo Lotto will not be found to constitute web-hosting and possibly subject the Company to liability in the jurisdictions in which the site is offered.

We believe that the License and Marketing Agreement will allow the Company to profit from operations of the Golo Lotto website through our assistance in enhancing the marketing profile of the site, without exposing the Company to the potential liabilities associated with owning and operating a gaming business. Millions of people place bets every day, and soccer is one of the most, if not the most, popular sport in the world. Prior to entering into the Purchase Agreement, LAFC had contributed significant marketing research dollars to Golo Lotto to create the brand and corporate identity, including retention of Strobe Communications, which spent several months creating a logo that would be recognizable and appealing to a wide-range of potential users. Our objective is to help Golo Lotto establish itself as the official lottery in every realm of Latin American football. We believe that the effect on the Company will be doubly beneficial, creating exposure to a growing worldwide market and a consistent revenue stream to fund other futbol projects under the SDA umbrella.

Pan American Relations

On October 30, 2003, we formed a wholly-owned subsidiary, Pan American Relations, Inc., a California corporation ("Pan American"). Prior to forming Pan American, the Company had begun offering public relations services to businesses which are not soccer-related under the fictitious business name of Pan American Relations. The Company is currently under contract with two customers to provide such services at rates of $4,000 and $2,500 per month, respectively. It is our intention to have Pan American assume the Company's obligations under those contracts and to continue the public relations business to current and prospective customers. Pan American's public relations services include defining the customer's communication strategy, drafting press releases, franchise development, operations overview, shareholder communications, investor relations programs, assistance with edgarizing and creating marketing materials. The objective of Pan American is to create the look and feel for public companies that do not know how to market themselves to the investment community.

LAFC
In our report on Form 8-K filed October 28, 2003, we indicated that we were contemplating the execution of a management agreement with LAFC. The characterization of our relationship with LAFC can be better described as a consulting agreement, as we do not intend to retain LAFC to handle the day-to-day operations of the Company. We have entered into a Marketing Services Consulting Agreement (the "LAFC Agreement"), pursuant to which we paid LAFC an annual management fee of $184,000 in exchange for providing business development services and operational support to the Company. The LAFC Agreement is for a term of one year (12 months), and may be renewed for additional periods of one year. Among the services to be provided, LAFC will meet with all potential clients, which includes teams, players, clubs, media organizations, to enhance the image and revenues of the Company in the areas of focus including player representation and marketing. Reports and proposals will be prepared by LAFC and reviewed and approved by the Company prior to presenting to potential clients. LAFC will provide ongoing operational reports to the Company on the current situation, ongoing progress of negotiations with potential clients and continual opportunities to grow the Company through partnerships, mergers and acquisitions. All meetings, telephone calls, proposals, presentations and contracts shall be handled by LAFC at its expense. Under the terms of the LAFC Agreement, expenses associated with these services are included in the management fee paid to LAFC.

Item 6.	Exhibits and Reports on Form 8-K
3.1 Certificate of the Designations for Series A Preferred Stock
    10.1 Agreement for Sale of 90:00 Minutes Magazine***
    10.2 Golo Lotto Asset Purchase Agreement*
    10.3 First Amendment to Golo Lotto Asset Purchase Agreement**
    10.4 Creative Focus Productions Consulting Agreement****
    10.5 Latin America Futbol Corporation Marketing Services Consulting Agreement
    10.6 Golo Lotto Marketing and Licensing Agreement
    10.7 Marketing Agreement with Academia de Futbol Tahuichi

    * Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-QSBA filed August 4, 2003.
    ** Incorporated by reference to Exhibit 10.7 to Registrant's Form 10-QSBA filed August 4, 2003.
    *** Incorporated by reference to Exhibit 10.1 in Registrant's Form 8-K filed October 28, 2003.
    **** Incorporated by reference to Exhibit 10.4 in Registrant's Form 8-K filed October 28, 2003.

Current Report on Form 8-K filed October 27, 2003 was filed with the Commission, under  Item  5  (Other Items), regarding the sale of 90:00 Minutes Soccer Magazine, Completion of Golo Lotto Acquisition and Change in Business Plan of the Registrant.

99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2003	/s/ Yan Skwara
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

Dated: November 19, 2003

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

Dated: November 19, 2003

                                                                                     /s/ Yan Skwara

                                                                                    Yan K. Skwara
                                                                                    Chief Executive Officer and Principal Financial Officer