Form 10KSB
period 2003-12-31
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2004-04-13
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 000-27487

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(Name of small business issuer in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3803 Mission Blvd. Suite 290 92109
(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (858) 488-7775

Title of each class	Name of each exchange of which Each class is registered
None.	NASD OTC Bulletin Board

Securities to be registered under Section 12(g) of the Act:
Common Stock, $0.001par value (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most fiscal year: $14,308.00

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 30, 2004 was $0.04, based on the last sale price of $0.04 as reported by the NASD Over-The-Counter Bulletin Board.

As of March 30, 2004, Registrant had outstanding 73,983,730 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

International Sports and Media Group, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

    This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of International Sports and Media Group, Inc. and its consolidated subsidiary's ("the Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include but are not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

Background

    International Sports & Media Group, Inc. ("the Company") was incorporated on December 12, 1995, under the laws of the State of Nevada under the name Roller Coaster, Inc. The Company engaged in no operations prior to February 10, 2000. On February 10, 2000, the Company issued 5,284,369 shares of its previously un-issued common stock to the shareholders of San Diego Soccer Development Corporation, a California company ("SDSDC"), in exchange for all of the issued and outstanding shares of SDSDC as part of a merger transaction. In December 1999, the Board of Directors of SDSDC had unanimously agreed to a merger with the Company, which was then a publicly-traded corporation with no operations or tangible assets. The merger was approved by a vote of shareholders on February 7, 2000. Following the merger, the Company assumed SDSDC's reporting obligations under the Securities Exchange Act of 1934. The Articles of Incorporation of Rollercoaster, Inc. were subsequently amended to change its name to San Diego Soccer Development Corporation.

    SDSDC was founded in 1997 to develop, own and run a professional soccer team in San Diego, California, with the ultimate goal of becoming a Major League Soccer franchise. In November 1997, SDSDC purchased the San Diego Flash, an "A" League soccer franchise in the United Soccer Leagues for a combination of cash and common stock then valued at US $150,000. In December 1999, SDSDC acquired a Division 3 soccer franchise, the Riverside Elite, for cash of US $30,000. The San Diego Flash played three seasons, through 2000, and the Riverside Elite played the 2000 season. At the conclusion of the 2000 season, the Company ceased its soccer operations and withdrew its teams from competition owing to the high costs associated with operations relative to the revenues being generated. In 2001, ownership of the Riverside Elite team was forfeited back to the league, while the San Diego Flash continues to operate as an amateur team though it is no longer affiliated with the United Soccer Leagues.

    Following the cessation of the soccer operations, the Company was inactive during most of calendar 2001. In November 2001, we resumed operations under a new operating strategy and began doing business as Soccer Development of America. In 2002, we commenced development of a monthly soccer publication, "90:00 Minutes Soccer Magazine," which earned revenues through advertising, subscriptions and newsstand sales. We published the premier issue of "90:00 Minutes" in July 2002 and the first monthly issue followed in September 2002. On October 27, 2003, we entered into an agreement with LiveWire Sports Group, Inc. ("LiveWire") to transfer ownership of 90:00 Minutes Magazine to LiveWire in exchange for the cancellation of our US $19,740 debt to that company. We were under contract with LiveWire to publish the magazine. Costs of publication for the magazine were approximately US $30,000 per month, while revenues received from sales and advertising were approximately US $4,000. As part of our agreement with LiveWire, we transferred all intellectual property associated with the magazine to LiveWire, including the website located at www.90soccer.com.

    We have a limited right to continue to solicit advertising for the magazine, and LiveWire will provide five full pages in the magazine per issue to be used by the Company or advertising obtained by the Company. Aside from an agreement with Fox Sports World, whereby Fox has agreed to sponsor the magazine, we will receive a commission of 90% of monies received from advertisers utilizing the five guaranteed pages and between 10% and 20% on all advertising thereafter. Fees due to Fox Sports World will be reimbursed to LiveWire by the Company should Fox Sports World elect to continue its sponsorship of the magazine.

    The sale of 90:00 Minutes Magazine came as part of a change in business plan adopted by the Company's Board of Directors. We believe that revenues from the sale of the magazine and advertising, when weighed against the costs of publication, made the disposition of the asset desirable. As part of the revised business plan, we have refocused our attention on four areas of business, including corporate communications, marketing, media and hospitality.

    We are currently working on the revision and implementation of our business plan with the objective of making the Company a premier global marketing and communications firm which offers a broad range of services to attract top clients and corporations. As part of the implementation of our new business plan and our broader focus, we have entered into several relationships in the past few months which we feel will aid us in achieving this goals. One of those relationships is with the Latin American Futbol Corporation ("LAFC"). We recently entered into a Marketing Services Consulting Agreement with LAFC, whereby LAFC will provide business development and operations support services, including handling contract negotiations. For more detailed information regarding our agreement with LAFC, see "LAFC CONSULTING AGREEMENT" below.

    In January 2004, we changed the name of the Company to "International Sports & Media Group, Inc." to better reflect our new business plan.

Overview

Pan American Relations

    On October 30, 2003, we formed a wholly-owned subsidiary, Pan American Relations, Inc., a California corporation ("PAR"). Prior to forming PAR, we had begun offering public relations services to businesses which are not soccer-related under the fictitious business name of Pan American Relations. PAR assumed the Company's obligations under contracts executed prior to its incorporation and to continue the public relations business to current and prospective customers. PAR's public relations services include defining the customer's communication strategy, drafting press releases, franchise development, operations overview, shareholder communications, investor relations programs, assistance with edgarizing and creating marketing materials. The objective of PAR is to create the look and feel for public companies that do not know how to market themselves to the investment community.

    Pan American Relations develops comprehensive investor relations programs for emerging companies. The aim of these programs is to create and sustain shareholder value, increase market awareness of client companies, as well as to broaden the existing investor base and manage expectations of corporate developments. We help emerging companies obtain market awareness by ensuring existing shareholders, potential investors and other members of the financial community are fully aware of the company's objectives, accomplishments and business plan. We also provide our clients with a full array of corporate advisory services to facilitate the achievement of growth objectives and financing requirements and to accelerate the process of developing shareholder value.

    Global Hospitality Group

    We formed Global Hospitality Group, a California corporation, in February 2004. Global Hospitality Group ("GHG") focuses on building working relationships with food and beverage owners, operators, suppliers and strategic partners to build a broad range portfolio in the Hospitality business, which currently include fast food operations. GHG entered into a license agreement with Haig International, Inc. ("Haig"), owner of the original The All American Burger, located in Los Angeles, California. Under the license agreement, GHG licenses the right to use the name and logo of The All American Burger, to establish The All American Burger restaurants, and to offer franchises for The All American Burger restaurants. The exclusive license agreement has a term of 15 years. We plan to open and operate new restaurants primarily in San Diego, Orange, and Los Angeles Counties.

    The All American Burger restaurants will be offering a menu of food and beverages with a distinctive image. We believe that the distinctive logo and our sparkling clean Red, White, and Blue buildings will be instantly recognizable and will offer easy brand identification.

    The original The All American Burger ("AAB") established by Haig has proven itself by being in business in southern California for over 33 years. With top-notch food and a second to none atmosphere, we feel it has the correct formula establish a nationwide brand and compete with the bigger companies. Most chain hamburger stands started out with little to offer and grew because of the quality of the product they offered.

    Media

    As part of our expanded business plan, we signed a public relations agreement with 24th June Public Relations, Inc., an India-based PR company which represents some top International Companies, to assist in public relations for ISMG including presentations, meetings, proposals, and marketing ISMG within India. We believe that companies in the entertainment industry present an opportunity for PAR, which can service their public relations needs. We are currently identifying other media projects domestically and overseas. In India, films are cheaper to produce but can be just as profitable, and we believe that the relationship with 24th Public Relations, Inc. will help us initiate relationships with Indian companies which require the services we provide.

    India's movie industry is the world's most prolific, churning out about 1,000 films a year and providing a large section of the country's one billion-plus population with entertainment. According to the Hindustan Times, experts say the industry generated revenues of about 39 billion rupees ($856 million) in the last financial year that ended in March. The industry's international profile has been boosted by recent films with Indian themes such as Bend it Like Beckham and Monsoon Wedding, and the Bollywood hit Lagaan which won a 2002 Academy Award nomination. The cost of producing and marketing the average Indian film ranges from $2 million to $4 million, a fraction of the average cost of a Hollywood film that ranges from $70 million to $80 million, industry observers say. We believe that this market presents a good opportunity for PAR to expand its public relations services.

    Golo Lotto

    On February 7, 2003, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Latin American Futbol Corporation ("LAFC"), whereby the Company agreed to purchase 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world. The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of the Company's common stock. Under the Purchase Agreement, LAFC was entitled to 50% of the future net revenues generated by the Golo Lotto website. During the first quarter of 2003, we paid LAFC $20,000 in cash, and issued the negotiated 1,500,000 shares of common stock (valued at $75,000, or $0.05 per share). These payments, totaling $95,000, were classified as "deposit on asset purchase" in the Company's financial statements. Under the terms of the Purchase Agreement, we were required to pay the balance of $14,000 to LAFC by December 31, 2003, or become subject to the termination provisions of the contract which would allow LAFC to reclaim the assets of Golo Lotto and keep all monies paid by the Company. The final payment was made on October 10, 2003.

    Golo Lotto is an online Internet gaming website that allows wagering on various sporting events around the world. Golo Lotto, a corporation registered through the Netherlands Antilles, offers a state of the art website (www.gololotto.com) that allows wagering on various sporting events from around the world, including over 27 different Soccer Leagues. Golo Lotto offers numerous payment methods and the most secure online system. There will be a full 24-hour customer service support team that will take calls from existing clients or those interested in registering and wagering. Golo Lotto was the first online lotto to support and sponsor professional clubs in Latin America, including Club Bucaramanaga, Club Tolima, and Club Macara. Currently, Golo Lotto has an existing website, but traffic to the site is minimal and is not generating revenues. Golo Lotto has an agreement with Costa Rican International Sports Book ("CRIS") to manage "backend" operations from customer service, money transactions, game set up and site operation.

    Once the final payment to LAFC was made, we intended to sell and/or transfer the Company's ownership interest in Golo Lotto to an independent third party operator, while retaining a marketing agreement that would enable us to generate revenues based on site traffic and profits while not participating in the gaming operations or having a direct interest in a gaming operation; however, at the time of the final payment in October, we had no purchaser for the assets and after careful consideration of the terms of the Purchase Agreement, our Board of Directors determined that it would be in the best interest of the Company not to own or control the assets of Golo Lotto, but to simply make use of its website and other proprietary intellectual property to market the gaming services of Golo Lotto. Accordingly, we, along with LAFC, have restructured the Purchase Agreement into an Exclusive License and Marketing Services Agreement (the "License and Marketing Services Agreement"). Payments made under the Purchase Agreement acted as consideration for the License and Marketing Services Agreement and were reclassified as "license fees" on our financial statements for the quarter ended September 30, 2003.

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

    We believe that the License and Marketing Agreement will allow us to profit from operations of the Golo Lotto website through our assistance in enhancing the marketing profile of the site, without exposing the Company to the potential liabilities associated with owning and operating a gaming business. We can give no assurance that the License and Marketing Agreement, as structured, will not be found to be in violation of applicable restrictions on gaming activities or that our activities in marketing Golo Lotto will not be found to constitute web-hosting and possibly subject the Company to liability in the jurisdictions in which the site is offered. Pursuant to the License and Marketing Agreement, the Purchase Agreement would be terminated and superceded in its entirety by the License and Marketing Agreement.

    Millions of people place bets every day, and soccer is one of the most, if not the most, popular sport in the world. Prior to entering into the Purchase Agreement, LAFC had contributed significant marketing research dollars to Golo Lotto to create the brand and corporate identity, including retention of Strobe Communications, which spent several months creating a logo that would be recognizable and appealing to a wide-range of potential users. Our objective is to help Golo Lotto establish itself as the official lottery in every realm of Latin American football. We believe that the effect on the Company will be doubly beneficial, creating exposure to a growing worldwide market and a consistent revenue stream to fund other futbol projects under the ISMG umbrella.

    Futbol lottos around the world have grossed billions of dollars. We believe that this represents a niche market that needs an aggressive marketing approach. We intend to direct our marking efforts to the following target markets:

  1.5 million Internet users in Columbia
  3.2 million Internet users in Chile
  6 million Internet users in Argentina
  7 million Internet users in Mexico
  8 million Internet users in Brazil

    We believe that there are also several Internet cafes, bars, stores, and areas throughout the capital cities of these countries where the website may be accessed by soccer fans.

    Golo Lotto will be marketed in the above countries with top professional teams and federations to include marketing rights such as stadium boards, naming rights for tournaments, clothing sponsorships and links on official pages, among others. Under the License and Marketing Agreement, we will work with these groups to try to implement marketing rights to fully exploit Golo Lotto in Latin America. Some of the rights we will work to obtain on behalf of Golo Lotto include postings on standard billboards, placement of the logo in magazines and other print media, advertising on tickets and programs, placement on and around stadiums, placement on products sold within stadiums (such as shirts, socks, etc.), placement of the logo on the surface of official balls, placement of the logo on official team and federation websites, and free television advertising as part of our agreements with teams, leagues and television stations.

    LAFC Consulting Agreement

    In November 2003, we entered into a Marketing Services Consulting Agreement (the "LAFC Consulting Agreement"), pursuant to which we paid LAFC an annual up-front fee of US $184,000 in exchange for its services for the one-year (12 month) term of the agreement. The fee paid to LAFC has been secured by a pledge of 500,000 shares of common stock held by LAFC. The pledged shares shall be released quarterly in increments of 125,000 as the fees under the LAFC Consulting Agreement are deemed earned. LAFC will be responsible for all of its out-of-pocket expenses under the terms of the LAFC Consulting Agreement, except for any extraordinary expenses that are pre-approved by the Company. The consulting agreement has an initial term of one year, with subsequent renewal periods of 12 months each. The agreement is terminable with or without cause by either party upon 30 days written notice. If the consulting agreement is terminated prior to the end of the initial one-year term, LAFC shall return any unearned portion of the fees, as provided in the pledge agreement.

    Among the services to be provided, LAFC will meet with all potential clients, which includes teams, players, clubs and media organizations, to enhance the image and revenues of the Company in the areas of focus, including marketing. Reports and proposals will be prepared by LAFC and reviewed and approved by the Company prior to presentation to potential clients. LAFC will provide ongoing operational reports to the Company on the current situation, ongoing progress of negotiations with potential clients and continual opportunities to grow the Company through partnerships, mergers and acquisitions.

    International Football Finance Group

    Through our wholly-owned subsidiary, International Football Finance Group, Inc. ("IFFG"), a California corporation, we offer public relations services to assist soccer clubs and federations in managing wealth, corporate communications, cash management and formation of investment banking partnerships. Through the consulting agreement between ISMG and LAFC, LAFC will provide certain services to IFFG clients, including but not limited to arranging meetings, creating proposals and marketing materials, negotiating with clubs and federations on IFFG's behalf, assisting IFFG in establishing terms of representation, and providing IFFG with reports on various soccer clubs and federations in which IFFG may be interested.

    Between ISMG and LAFC, IFFG will have the advantage of over 50 years' combined experience in the soccer and investment banking fields. This combined background will allow us to offer our clients many different services that apply to the unique world of soccer. There are under 100 clubs worldwide that are publicly traded on major exchanges, but thousands more are privately held. We believe that this creates market potential for IFFG's services. LAFC has strong contacts with many clubs, and IFFG will utilize those contacts. We will provide public relations services for leagues, teams and professional athletes. Our broad media contact base includes print, broadcast and Internet media outlets in the United States and internationally. Our press release service is developed hand-in-hand with our clients. We believe that ISMG's contacts and abilities will help in all areas of IFFG's operations, including investor relations, marketing and sponsorship.

    Through ISMG, IFFG will employ the most recent and updated technology to streamline operations and sales on a daily basis. ISMG currently uses such technology as text paging, digital communication devices, and high-speed wireless connectivity to create a rapid response to client needs. Keeping all members of the IFFG team connected in communication with each other is a high priority, as our primary emphasis at IFFG will be outstanding customer service.

    A more detailed look at some of the many services which will be offered through IFFG is included in the following paragraphs:

    Club Sale Advisory Services

  Recommendation of proper terms and structure
  Development and execution of marketing plans
  Identification, screening, and qualification of potential buyers
  Negotiation and coordination of transactions
  Assistance in obtaining financing
  Preparation of budgets and work with key partners (venue, broadcast partners, etc.) to create a more manageable which is also more attractive to potential buyers
  Advertisements of our services to attract qualified buyers

    Club Purchase Advisory

  Evaluation of buyer's goals
  Formulation of buyer's acquisition criteria
  Location and evaluation of teams as acquisition candidates
  Assistance in obtaining financing
  Negotiation and structuring of successful purchase or other transactions

    TV Rights Advisory

    We believe that maximizing television revenues is essential to the stability and growth of any soccer club and league. Traditionally sports broadcasting rights have been broken down as follows:

  Live
  Delayed
  Highlights
  Clips

    Different option packages can also be:

  Territory
  Platform
  Content Type (video-audio, audio, text and combinations of all three)

    However, we believe that the next decade will see the dissemination of sports broadcasting rights into the following categories:

  Internet (video and audio streaming)
  Internet (audio streaming)
  Internet (graphics, data, logos)
  Mobile devices (WAP, 3G)
  Terrestrial TV (free to air)
  Satellite/Cable TV (premium/pay TV)
  PPV
  Internet TV (convergence, iTV)
  Archive/video on demand; Radio

    It is essential that the clubs and leagues both understand and not give away certain rights because they are packaged. IFFG will maximize these rights to ensure the maximum profitability for the client.

    Stadium Construction Advisory

    We realize that new revenue sources are essential to cover the ever-increasing costs of running a professional soccer club. We hope to construct new facilities in stadiums where our clients play in order to provide new revenue streams for our clients. These may include corporate suites, club lounges, restaurants and merchandising stores. We believe that our this will help our clients transform their own infrastructure into a sports and entertainment business. Corporate suites can range in size and can be used as classrooms or meeting rooms with equipment, including whiteboard, overhead projectors and screens. The club lounge can be used for weddings, formal functions, product launches and luncheons. We believe these features will allow clubs to attract a different clientele and will lead to an increase in revenue from sponsorships, food and beverage, merchandise, and hospitality space rental of the stadium. By pre-selling suites, we are able to help our clients capitalize on the revenues and assets associated with stadium construction and related revenues such as sponsorship, ticket revenue and naming rights of the stadium.

    Sponsorship and Marketing Advisory

    In today's difficult market of sponsorship and marketing IFFG will assist the clients in obtaining maximum revenues with corporate sponsors through introductions, setting up meetings, and negotiating proposals between possible sponsors and our clients. IFFG will have associations with several top international firms and an infrastructure, including several sales teams, to assure results in obtaining sponsorship dollars.

    Municipality Advisory Services

    IFFG will deal with the following issues to help clients in the process in building stadiums. We will help deal with governmental entities to get stadiums built from tax breaks to various governmental subsidies. IFFG will also:

  Review clients' goals and general status to date
  Review similar leases from other facilities for possible use in this process
  Participate in negotiations including review of drafts and proposals, review of impact of documents on team operations, negotiate sessions with the governmental entities, participate in weekly meeting with the client to review project issues and determine ongoing strategies to keep project in motion, and, in conjunction with the client and other professionals, develop initial project budgets to present to the government

    We believe these steps will help to ensure success in dealing with the municipalities to help construct a state of the art facility for the team while maximizing governmental support.

    Public Relations

    IFFG will provide a practical means by which our clients benefit from top-notch public relations in all areas to benefit them both on and off the field. As indicated above, ISMG will work to ensure a prompt response to clients' needs and ingenious collaborative strategies, including:

  Consulting on and drafting press releases to give the soccer clubs better exposure.
  Providing shareholder communications/investor relations services
  Developing image and identity, which will include a presence at investment trade shows and promotion through email, fax and telemarketing
  Assisting in the development of relationships with investment banking firms
  Assisting in executing and implementing marketing/public relations plans
  Assisting in the development of an investor relations web page for the team

    Club Cash Management

    IFFG will, directly or through outsourcing, provide advice and services to clients designed to protect cash flow, minimize unnecessary club expenses, and get the best return on short-term club funds. We will offer clubs a comprehensive review and cash management system and will work closing with club auditors and bankers to control the timing of cash flows in and out, avoidance of high-cost temporary financings, institute changes in the handling of collections, and accounts receivables and payments. IFFG will work with clients to balance positive short-term cash flows against longer-term needs, analyze short-term needs against short-term funds, analyze long-term needs against long-term sources of funds and identify ongoing investment alternatives and services.

ClearSky Mobile Media

    We have entered into an agreement with ClearSky Mobile Media, Inc. of Orlando Florida ("ClearSky"), to provide soccer-related content to ClearSky to be provided to end users of its mobile phones. ClearSky promotes wireless content throughout the Americas by working with carriers to enable delivery of the content to consumers and then establishing a billing arrangement either through the carrier or directly to consumers. We will provide content related to the soccer industry to enable end users to follow their favorite soccer team including keeping track of the latest betting odds, up-to-the-minute scores and game highlights. Our intention is to provide maximum interactivity between the clubs and the cell users.

    Industry research and market studies show an increase in cell phone usage in Latin America with the potential for the sales of 100,000 phones in the next fiscal year. We believe that combining cell phone technology with soccer-related content - soccer being the most popular sport in the Latin American region - will help create interest in the ClearSky product. As part of our agreement with ClearSky, we will help to market the cell phones with ClearSky/ISMG content. In marketing the phones, we will utilize our marketing relationships for Golo Lotto, as described above.

    ClearSky will have the right to set the price for monthly subscriptions to the service, but we will share in the revenue from the carriers and end users purchasing the content we provide on a 50/50 split with ClearSky. ClearSky will receive 25% of gaming revenues derived from customer wagers on Golo Lotto via the mobile branded phones carrying our content. The gaming revenues payable to ClearSky will be calculated as customer wagers minus customer payout minus 30% of set operating expenses. In addition, ClearSky will receive 15% of any revenues derived from advertisers who pay to display their names, logos or other advertisements on the wireless website and to 5% of any revenues received from the sale of merchandise purchased through the website.

Soccer Development of America

    Through the use of our fictitious business name, Soccer Development of American ("SDA"), we also focus on marketing and sponsorship opportunities in the soccer market. In September 2003, we signed a strategic marketing agreement with Academia de Futbol Tahuichi (AFT), an international soccer academy in Santa Cruz, Bolivia. Currently, we are actively seeking partners and sponsors for the Tauichi Soccer Academy (the "Academy"). The Academy is the organizer and operator of the Mundialito Paz y Unidad Soccer Tournament, which features some of the most prestigious youth soccer teams in the world. Under the terms of our agreement with the Academy, we will act as the marketing firm for the Academy, as well as the 2004 Mundialito Paz y Unidad Soccer Tournament.

    The Academy is recognized world-wide as one of the top schools for developing both male and female soccer players, and therefore has appeal for many in the soccer industry. The Academy has traditionally promoted and stimulated youth soccer as healthy recreation, and educates young players about the dangers of drugs, alcoholism and other negative influences. The Academy provides mentoring and further skill development for those players with innate ability and talent to become professional soccer players. The Academy also provides complimentary health, nutritional and educational services for all youths.

    The marketing and sponsorship arena is very competitive and there can be no assurances that sponsorship and marketing can be achieved.

Marketing

    In marketing our products and services, we will utilize our relationship with LAFC as well as ISMG's own contacts in the sports industry to build relationships with professional sports organizations around the world to create synergies with international leagues to attract large corporate sponsorship. We will also work to create a "partner" type relationship with our existing customers to increase our marketing down to their participants and peers and will cross-sell additional services into exiting accounts. One of the primary focuses of our marketing strategy is the development of brand recognition for Golo Lotto, ClearSky and our other services. We also hope to form more strategic partnerships with companies in India to help promote our position in India and domestically.

    Now that we have acquired the franchise rights to The All American Burger for a 15-year license term, we plan to aggressively market the name through restaurant magazines and radio and television advertisements. We will also use our contacts in the industry to help spread the word on The All American Burger. We believe that once we get the first franchise opened, word of mouth advertising will increase. We will market The All American Burger as the best burger on the market.

    Services provided by PAR will primarily be marketed through word-of-mouth referrals from clients, but will also be marked through direct contract with selected public and private companies that we feel fir within our business plan and could become productive clients for the Company. We also intend to market PAR through an email campaign directed at businesses and the investment community, using a top-notch website to attract potential clients and promote our marketing skills.

Competition

    Pan American Relations, Inc.

    The corporate communications market is highly competitive, and many of our competitors have more experience and better resources than we do. However, we believe that PAR's concentration on the public arena specializing in working with small to mid cap companies will give it an advantage due to our background in the public markets. Our management and consultants have over 14 years experience in the investors relations arena and we believe we have a very good all-around understanding of the market, especially as it relates to various facets of the public investment markets.

    There are approximately 3,300 publicly traded companies on the OTCBB system and 3,400 traded on the Nasdaq. There are also 1,000's of companies' worldwide seeking marketing and communications services to enhance the image of their company.

    Global Hospitality Group

    The food service business is the third largest industry in the country. It accounts for over $331 billion annually in sales. The independent restaurant accounts for 15% of the total. The average American spends 17% of his/her income on meals away from home. This number has been increasing for the past seven years. There are 600 new restaurants opening every month and over 200 more needed to keep pace with the increasing demand. GHG feels it can enter the market and be successful because of The All American Burger menu and overall excellent product.

    We face competition from larger, more well-established companies with considerably greater financial, marketing, sales and technical resources than those available to GHG or the Company. Additionally, many of our present and potential competitors have capabilities that may allow such competitors to offer their products at lower prices and in greater quantities than products and have better brand recognition than we do. Our products could be made uneconomical by the introduction of new products, changes affecting the cost of packaging and shipping, or marketing or pricing actions by one or more of these competitors. Our business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

    The fast food restaurant industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the fast food restaurant industry in general and the Company in particular. We will compete with a large number of national and regional fast-food restaurant chains. Most of the potential competitors which own fast food restaurant chains have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by its competition. Companies such as Burger King, Sonic, Carl's Jr., Wendy's, McDonalds and In-N-Out Burger all offer fast food restaurants similar to ours. In addition, we will experience competition from other types of fast food restaurants, such as Taco Bell, Del Taco, KFC, Jack-In-The-Box and Arby's, among others.

    Competition in this industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Although we believe we will compete favorably with respect to each of these factors, many of our direct and indirect competitors will be well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations. The performance of individual units may also be affected by factors such as traffic patterns, demographic considerations and the type, number and proximity of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our units in particular.

    Media

    We know there is a great deal of competition in the entertainment industry, but we feel that the cost to profit ratio in India is very good. The India motion picture arena is the world's most prolific, producing a 1,000 films a year. The industry generated $856 million in revenues in the last financial year. In 2001, worldwide gross revenues generated by motion pictures in all territories and media (including music and ancillaries) amounted to over $40 billion. We believe we can compete in this market using business connections and years of experience in other areas of financing. We are establishing partnerships with groups who have been in the Industry and can offer first hand knowledge of the business.

    Golo Lotto

    Competition in the online gaming industry is intense, with numerous websites dedicated to sports wagering. Through our marketing efforts, we intend to carve out a niche in the market for Golo Lotto by catering to the Latin American market with an emphasis on soccer and other regional sports. Some of our primary competitors in this arena include:

- LadBrokers.com - which is currently one of the largest Internet-betting portals available, with heavy concentration on soccer. The primary business concentration of LadBrokers.com is the United Kingdom and surrounding countries.

- William Hill (willhill.com) - an England-based Internet-betting portal that has most of its concentration in the United Kingdom. William Hill is publicly traded on the London Stock Exchange, and has experienced outstanding growth over the past year.

    In addition, there are a number of smaller gaming sites that do not focus on the sport of soccer/futbol. The majority of these sites are concentrated in Europe for most sport books, and that is why we feel that the Latin American market offers so much potential.

      IFFG

    Although IFFG will experience competition from a variety of sources, including, most notably, Octagon and other public relations firms and internal marketing divisions for clubs and federations, we believe that our emphasis on soccer is unique. Octagon is the sports and event marketing division of The Interpublic Group of Companies, the world's largest advertising and marketing communications group. Octagon was created in 1997 and launched globally in late 1999. Octagon provides player representation, consultancy, event management, property representation and sales, television rights sales and distribution, television production, and licensing and merchandising services. Unlike the Company, Octagon does not focus on a specific sport.

    The services we offer to clients will also be expansive, going well beyond the services provided by an ordinary public relations firm. We anticipate that our consulting agreement with LAFC will provide us with access to a large number of soccer clubs and federations with which it has existing relationships, and we believe that, once we have obtained clients in the sporting arena. our services and reputation will expand by word-of-mouth referrals.

    We believe that a relationship with IFFG will provide clubs and federations seeking public relations and advisory services with an alternative to hiring such services in-house. The costs of maintaining an internal marketing division are prohibitive for some of the smaller firms, and it can be difficult to obtain employees with the experience and contacts in the industry that IFFG will be able to offer. By outsourcing these services, our clients will obtain a broader scope of service coupled with lower overhead costs, making IFFG a viable alternative in the industry.

    ClearSky

    Competition for the sale of wireless phones in Latin America is intense, and many of our competitors will have better resources and more experience than the Company. We intend to market our phones to soccer fans by including advertisements in magazines, in and around our clients' stadiums, in programs and other print media and by broadcast, emphasizing the availability of soccer-related content to interest this group of consumers in the phones.

Government Regulation

    Our activities will be subject to U.S. and foreign government regulation to varying extents. We are unable to predict the cost of compliance with all federal, state, local and foreign laws. The laws and regulations governing our activities may change from time to time, causing us to incur additional costs for compliance with new regulations.

    In marketing wireless phones for ClearSky and providing content for transmission to ClearSky end users, we will be indirectly impacted by the telecommunications laws of the countries in which the phones are marketed. We rely on ClearSky to ensure that both its activities and its technology are in compliance with all applicable laws and regulations, but there can be no assurance that one or more government entities in the countries where the phones are sold by ISMG would not bring action against ISMG for failure to comply with such laws and regulations. Our agreement with ClearSky does not provide for indemnification of the Company by ClearSky if we are forced to incur costs resulting from government investigation and/or fines.

    Pursuant to the terms of the License and Marketing Agreement with Golo Lotto, we will be participating, albeit indirectly, in an industry that is highly regulated. Federal law prohibits the operation of gaming websites on U.S. soil in addition to the solicitation of wagering from persons domiciled in the U.S. We believe that our operational model avoids government regulation and allows the Company to operate legally for several reasons. First, Golo Lotto has retained complete control over its operations and the Company will not directly engage in the gaming industry. Second, Golo Lotto is domiciled in the Netherlands of the Antilles and all of its operations take place outside of the United States. Third, Golo Lotto does not solicit nor accept wagering from the United States or other countries in which such online gaming is prohibited. Lastly, Golo Lotto does not, in and of itself, perform any bookmaking services. Golo Lotto is a storefront that solicits bets from customers and places those bets with a third party.

    Each of The All American Burger restaurants will be subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants. We will also be subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. A significant number of our employees will be paid at rates related to the federal and state minimum wage and increases in the minimum wage will increase our labor costs. In addition various proposals which would require employers to provide health insurance for all of their employees are being considered from time to time in the U.S. Congress and various states. The imposition of any such requirement would have a material adverse impact on the planned operations of the Company and the financial condition of the fast food restaurant industry. We will be subject to certain guidelines under the Americans with Disabilities Act of 1990 (ADA), and various state codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities. We will also be subject to various evolving federal state and local environmental laws governing, among other things, emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and no-hazardous substances and wastes.

Employees

    The Company presently employs one person, its Chief Executive Officer. All other relationships are in the form of independent contractors and consultants.

Insurance

    We do not presently have a commercial general liability insurance policy. Although there have been no successful claims against the Company, there is no assurance that the Company will prevail against any future claim. Successful claims could have a serious adverse effect upon our financial condition and its future viability. We will again seek to obtain general liability and product liability insurance at such time when our operations dictate.

    We do not maintain auto insurance coverage or workman's compensation coverage. At such time as the Company resumes hiring employees and/or obtains corporate automobiles, insurance coverage will be obtained in amounts deemed adequate.

    We do not carry director and officer liability insurance, but we have agreed to indemnify our officers and directors against any personal liability incurred as a result of their association with the Company. This agreement has not been formalized in writing. We have been advised that, in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act of 1933 (the "Act") is against public policy as expressed in the Act, and is, therefore, unenforceable. If a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to court of appropriate jurisdiction. We will then be governed by the court's decision.

Intellectual Property

    The Company holds one trademark on the name "San Diego Flash." We will protect our current and future intellectual property through license agreements and trade and services marks on marks owned by ISMG and IFFG.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company owns no real property. We lease approximately 1,000 square feet of office space in San Diego, California, on a month to month basis at a rate of US $1,300 per month.

ITEM 3. LEGAL PROCEEDINGS

    On May 22, 2003, a stipulated judgment in the amount of US $7,000 was rendered against the Company in an action brought by Peter and Patricia Passaretti in the Superior Court of California, County of San Diego on October 22, 2002 for collection on a convertible note issued by the Company on December 3, 1999.

    On September 17, 2003, AA One Litho, Inc. ("AA One") filed a complaint against the Company, alleging breach of contract in connection with services rendered to the Company. AA One has prayed for damages in the amount of US $13,448.28 plus interest at the rate of 10% per year as of April 25, 2003, and attorneys' fees of US $660.00.

    The Company is not a party to any other pending, or to our knowledge threatened, legal proceeding which would have a material impact on our business or results of operations as of the date of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 19, 2003, we held our annual meeting of shareholders. At that meeting the shareholders voted to elect the following directors to the Company's Board of Directors, to serve until the 2004 annual meeting of shareholders:

Yan K. Skwara
Lonn Paul
Brad Smith*

*Denotes Independent Director.

    The shareholders also voted to approve HJ Associates and Consultants, LLP, a limited liability partnership ("HJ"), to act as the Company's independent auditor for the fiscal year ending December 31, 2003. HJ acted as the independent auditor for the Company's financial statements for the period ended December 31, 2002.

    In addition, the shareholders authorized the amendment of our articles of incorporation in change Company's name from San Diego Soccer Development Corporation to International Sports and Media Group, Inc. and to increase our authorized $0.0001 par value common stock from 100,000,000 to 150,000,000 shares.

     In addition, the shareholders authorized the amendment of our articles of incorporation in change Company's name from San Diego Soccer Development Corporation to International Sports and Media Group, Inc. and to increase our authorized $0.0001 par value common stock from 100,000,000 to 150,000,000 shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

    The Company's common stock was recently approved for trading on the OTCBB. Previously, it was traded on the Pink Sheets since January 2000. Our stock is currently traded under the symbol "ISME." The following table sets forth the trading history of the common stock on the Pink Sheets and the OTCBB for each quarter of the last two fiscal years and the first quarter of 2004, as reported by Yahoo Finance Historical Prices (www.finance.yahoo.com). The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Endings	Quarterly High	Quarterly Low	Quarterly Close
3/31/2000	3.50	1.046875	1.50
6/30/2000	1.875	0.25	1.00
9/29/2000	1.00	0.25	1.25
12/29/2000	0.040625	0.0625	0.09375
3/30/2001	0.296875	0.03125	0.09375
6/29/2001	0.125	0.015625	0.015625
9/28/2001	0.015625	0	0.015625
12/31/2001	0.296875	0.015625	0.046875
3/29/2002	0.234375	0.0625	0.1875
6/28/2002	0.234375	0.078125	0.171875
9/30/2002	0.20	0.02	0.05
12/31/2002	0.07	0.02	0.04
3/31/2003	0.05	0.01	0.04
6/30/03	0.05	0.01	0.03
9/30/03	0.11	0.01	0.08
12/31/03	0.21	0.01	0.10
3/31/04	0.10	0.03	0.04

Holders

    As of March 30, 2004, there were approximately 880 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors.

Recent Sales of Unregistered Securities

    Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among the information provided was the fact that the securities issued were restricted securities. No commissions were paid in connection with the transactions described below unless specifically noted.

    Subsequent to December 31, 2002, the Company cancelled 445,000 outstanding stock options and issued 44,500 shares of restricted common stock as consideration to the option holders. The remaining 843,800 stock options, which had been issued to various consultants, were canceled for non-performance.

    Commencing September 14, 2002, the Company began issuing subordinated convertible debentures to accredited investors only. The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through December 31, 2002, a total of US $161,000 had been raised under these terms and no debentures had been converted. The aggregate amount of subordinated convertible debentures being offered is US $200,000.

    In October 2003, the Company completed a confidential private placement memorandum whereby the Company raised US $500,000 in cash from an unrelated investor in the form of a convertible bond. Per the terms of the bond agreement, the debt instrument is convertible into common stock at US $0.10 per share, and vests immediately. The bond accrues interest at 5.0% per annum.

    As of December 3, 2003, when we commenced this Offering, the Company has outstanding a total of US $643,696 in convertible promissory notes payable from prior periods. All of these notes are convertible into restricted shares of the Company's common stock at any time after the date of issuance at a conversion price equal to the amount of principal and/or interest being converted divided by 50% of the then market closing bid price per share of the common stock. The Company made cash payments on the notes totaling US $5,950 and US $8,900, during 2002 and 2001, respectively, and US $10,000 in outstanding notes were converted into 452,000 shares in 2002, and US $5,100 converted into 5,100 shares in 2001.

    From December 19, 2003 to February 13, 2004, we raised an aggregate of US $32,500 through the sale of 32,500 shares of our Series B Preferred Stock to four separate, accredited investors on December 19, 2003, January 16, 2003, February 4, 2004 and February 13, 2004. The Series B Preferred Stock was sold pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Series B Preferred Stock is convertible into shares of the Company's common stock at any time after issuance for a conversion price equal to ten shares of common stock for each shares of Series B Preferred Stock converted.

Dividends

    We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

    The Company has not adopted any equity compensation plan and not employee options issued outside of an approved compensation plan are currently outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties.

    In addition to historical information, the following discussion and other parts of this document may contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

    Actual results could differ materially from those anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting our industry; actions by competitors; fluctuations in the price of raw materials; the availability of outside contractors at prices favorable to the Company; our dependence on single-source or a limited number of suppliers; our ability to protect our proprietary technology; market conditions influencing prices or pricing; an adverse outcome in potential litigation, claims and other actions by or against us, technological changes and introductions of new competing products and services; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States and coalition forces; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which we operate and market our products. These are factors that we think could cause our actual results to differ materially from expected and historical events.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

    Revenues

    Total revenues increased from US $5,613 for the year ended December 31, 2002 to US $14,308 for the year ended December 31, 2003 primarily due to revenue generated by public relations and consulting services. Magazine related revenues for the period were US $4,308. During 2002, revenues represented subscriptions of US $1,754, and advertising sales of US $3,859. In addition, the Company recorded US $20,518 in unearned revenues for 2002 relating to the prepayment of magazine subscriptions and advertising. The magazine was sold on October 27, 2003 to LiveWire Sports Group, Inc. in exchange for cancellation of debt to LiveWire of US $19,740.

    Operating Expenses

    Operating expenses during the year ended December 31, 2003 increased US $48,221 from the year ended December 31, 2002, to US $1,275,413 from US $1,227,192. The increase is primarily attributable to an increase in consulting fees from US $801,772 in 2002 to US $878,586 in 2003 offset by a reduction in payroll and payroll taxes of US $138,994 as these expenses decreased from US $191,110 to US $52,166, an increase in general and administrative expenses of US $95,687 and an increase in depreciation and amortization expense of US $5,913, primarily resulting from pre-paid license fees of US $3,050. The consulting expenses are the result of an increase in outsourcing by the Company and include an advance payment to LAFC of US $184,000.

    Other Income and Expense

    Other income was US $242,638 for the year ended December 31, 2003, compared to other expense of US $377,543 for the year ended December 31, 2002. The reduction in other income is due primarily to a gain of US $869,213 recognized on the settlement of the Company's notes issued to Broadleaf Capital Partners with outstanding balances of principal and interest equal to approximately US $1,064,402 in exchange for payment of US $125,000 in cash, 100,000 shares of common stock and warrants to purchase 100,000 shares of the Company's common stock for an exercise price equal to $1.00 per share, and payment of $5,013.88 to a Broadleaf affiliate in settlement of an outstanding judgment obtained against the Company. In addition, the Company recognized a gain equal to US $57,691 on the sale of the magazine. Interest expenses increased by US $274,413 from US $409,853 to US $684,266 due to an increase in total debt burden during 2003 and accrual of interest on instruments currently in default, partially offsetting the decrease in other expenses. During the year ended December 31, 2002, the Company also recorded other income of US $ 32,310, resulting from the forgiveness of certain trade payables and notes payable.

    Net Loss

    As a result of the above-mentioned factors, the Company incurred a loss of US $1,018,467, down from US $1,599,122 in 2002. As stated above, the decrease in loss is primarily attributable to gains recognized on the settlement of the notes issued to Broadleaf and upon sale of the magazine.

Liquidity and Capital Resources

    Cash Position For Fiscal Year Ended December 31, 2003 vs. December 31, 2002

    As of December 31, 2003, the Company had negative working capital of US $2,175,023. From inception through December 31, 2003, the Company had recorded an accumulated deficit of US $9,673,490. In 2002, the Company commenced development of a monthly soccer publication, "90:00 Minutes," which earned revenues through advertising, subscriptions and newsstand sales. The Company issued continued to operate the magazine through October 2003, when it was sold to LiveWire. Costs of publication for the magazine were approximately US $30,000 per month, while revenues received from sales and advertising were approximately US $4,000. In October 2003, the Company adopted a new business plan geared toward providing public relations and other services to soccer clubs and emerging companies, and to marketing of GoloLotto.com, for which it has exclusive marketing rights. Since that time, the Company has further expanded its business into the hospitality industry, with the license of rights to open and operate and franchise restaurants under The All American Burger name and logo, and public relations for companies in the entertainment industry, primarily in the Indian film industry. The Company's ability to continue as a going concern will depend on its ability to generate revenues from these new business divisions.

    From the recommencement of business operations in November 2001 through December 31, 2003, the Company sustained operations through the sale of common stock and convertible debt securities in private placement transactions. During this fiscal year ended December 31, 2003, the Company raised US $896,953 through the issuance of shares of common stock, its Series B Preferred Stock and convertible promissory notes and bonds. These securities are restricted under Rule 144 of the Securities Act of 1933. The convertible debt instruments issued by the Company during 2003 bear and average interest of 10%, mature 60 days to 6 months from the date of issuance, and are convertible into restricted common stock at an average exercise price of US $0.02 per share. The Company intends to raise approximately US $1,000,000 from the sale of its Series B Preferred Stock. There is no guarantee that we will be able to raise funds sufficient to meet our cash requirements, even assuming that the entire offering is sold. We currently anticipate that we will need to sell additional securities in future offerings, either private or public, or to obtain additional financing from other sources, to maintain the Company's cash requirements until sufficient revenues can be generated from operations. There can be no assurance that we will be able to obtain such additional funds if required either at the time the funds are needed or on terms favorable to us. If additional funds are not available, the Company may cease to operate as a going concern.

    At December 31, 2003 and 2002, our auditors expressed a formal auditors' opinion that our prior financial position raised "substantial doubt about [our] ability to continue as a going concern." We incurred net losses of US $1,018,467 and US $1,599,122 for the fiscal years ended December 31, 2003 and 2002. We used cash in operations totaling US $668.521 and US $411,136 for the fiscal years ending. December 31, 2003 and 2002, respectively. In order to achieve profitability, we must increase our revenues while reducing or controlling our expenses and improve our project management expertise. We are continuing to implement cost containment measures in an effort to reduce our cash consumption from operations, and we are working to increase sales by marketing our public relations services and entering into agreements to provide those services to individual private and public companies. Currently, we are working under five contracts to provide such services. During 2003, we generated revenues from two contracts in the amounts of US $8,000 and US $2,000, respectively. Our ability to generate revenues sufficient to meet our cash requirements will depend on the contracts.

    Liquidity Resources

    Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to fully implement our business plan and, once we do, to operate profitably, our ability to recruit and train management and personnel for a different business interests, and our ability to compete with other, better capitalized and more established competitors who offer alternative or similar products and services to those of the Company, IFFG, GHG and PAR.

    Our broad, overall, higher growth business strategy, requires significant development and capital expenditures. We will incur a substantial portion of these expenditures before we generate significantly higher sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until we can establish an adequate revenue-generating customer base. We expect losses through 2004, and we can give no assurance that we will achieve or sustain any positive cash flow or profitability thereafter.

    We anticipate that we will need to raise additional capital. The amount of capital we may need to raise is dependent upon many factors. For example, the need for additional capital will be greater if (i) we do not enter into agreements with customers on the terms we anticipate; (ii) our net operating deficit increases because we incur significant unanticipated expenses; or (iii) we incur additional costs to meet changed or unanticipated market, regulatory, or technical conditions. If these or other events occur, there is no assurance that we could raise additional capital on favorable terms, on a timely basis or at all. If additional capital is not raised, it could have a significant negative effect on our business operations and financial condition, possibly causing us to take immediate cost reduction or other actions, including, but not limited to, cessation of our business operations.

    Our ability to execute a public or private offering or otherwise obtain funds is subject to numerous factors beyond our control, including, without limitation, a receptive securities market and appropriate governmental clearances. No assurances can be given that we will be profitable, or that any additional public or private offering will occur, that we will be successful in obtaining additional funds from any source or be successful in implementing an acceptable exit strategy on behalf of our investors. Moreover, additional funds, if obtainable at all, may not be available on terms acceptable to us when such funds are needed or may be on terms which are significantly adverse to our current shareholders. The unavailability of funds when needed would have a material adverse effect on us.

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

Recent Accounting Pronouncements

    In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this Statement did not have a material effect on the consolidated financial statements of the Company.

    In November 2002, FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on previously existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement did not have a material effect on the consolidated financial statements.

    In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this Statement did not have an effect on the consolidated financial statements.

    In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an effect on the consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

    Our audited financial statements and related notes required by this Item 7 begin on page F-1, following Part III of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During our last fiscal year and as of the date of this report, we have had no changes in or disagreements with our principal independent accountant regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor has our principal accounting firm resigned or declined to stand for re-election.

ITEM 8A. CONTROLS AND PROCEDURES

    The chief executive officer and the chief financial officer of the Company, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

Set forth below are the Directors and Executive Officers of the Company and their ages and position(s) held as of the date of this offering:

NAME	AGE	POSITION
Yan K. Skwara	39	Chief Executive Officer, President and Director

Lonn Paul	36	Secretary, Director

Brad Smith	39	Director*

*Denotes Independent Director

Background Information

    Yan K. Skwara, Chairman has been President and a Director of the Company since its inception; he was elected CEO of the Company in September 1998. For the past six years, Mr. Skwara has been employed with the Company, Mr. Skwara is currently employed full-time with the Company and brings his prior experience in the investment banking and public relations arena to the Company. Mr. Skwara has significant experience in management, product support and overall knowledge in the investor relations arena. Mr. Skwara also maintains a significant background in the soccer industry. He is a student of the game and has been actively playing the game for 25 years and began his professional career in soccer at age nineteen where he signed his first professional contract with a club in Germany. Prior to playing overseas, Mr. Skwara studied and played at California State University of Los Angeles. He played in Germany for two years before coming back to the states to finish his professional career in Los Angeles.

    Lonn Paul, has served as a Director of the Company since May 10, 2002. He is currently a member of the board of Directors for ISMG and serves also as corporate secretary. Previously, Lonn Paul's back ground in the game of soccer is significant in that he has been both a player, coach and manager of different youth and adult soccer teams in San Diego County. Lonn Paul also served on the board of directors for the Mesa Soccer Association in 1994 through 1997. Going back to 1987 through 1990, Lonn Paul worked in the restaurant industry for Rubios, McDonalds, and Burger King in the capacity of manager for these restaurant chains.

    Brad Smith has been a professional soccer player whose career spanned over two decades. His professional career began abroad in 1983 with a few football clubs in Europe. Over a six year span he played in Germany for teams such as RW Essen and BVLRemscheid in the 2nd and 3rd divisions. His career brought him to the United States in 1989, when he began playing with the Los Angeles Heat, which was part of the Western Soccer Alliance. One year later he was picked up by Wichita Wings of the MISL. While with Wichita, he also sided up with the Tampa Bay Rowdies. He played on both teams, balancing their respective off seasons until 1993. For the 1993 and 1994 seasons He continued his career with the Los Angeles Salsa and the Dayton Dynamos. In 1994 he was traded to the Baltimore Blast where he resided until 1997. In 1997, he continued his career with the Cincinnati Silverbacks and in 1998 he joined the San Diego Flash. He played for both clubs until being traded back to Baltimore in 1999. He hung up his kit finishing up his career with the Buffalo Blizzards during the 2000 season. Since retiring, Smith continued his passion for soccer by youth coaching. He currently holds a B-License from Germany as well as a Y-License which was issued to him by USSF and FIFA. He is currently married, with four wonderful kids. Smith is currently a Loan Officer with CrossPoint Financial Home Loans based out of Newport Beach, California. Mr. Smith was appointed to the Company's Board of Directors as an interim director on August 5, 2003.

    The Company currently does not have an audit committee. Our independent director, in consultation with our outside auditing firm, reviews the audited financial statements annually.

Indemnification

    As permitted by the provisions of the General Corporation Law of the State of Nevada, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. The Company does not maintain directors and officers' liability insurance.

    We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act of 1933 (the "Act") is against public policy as expressed in the Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to court of appropriate jurisdiction. We will then be governed by the court's decision.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation for services in all capacities for the years ended December 31, 2003, 2002 and 2001 paid to Yan K. Skwara, our current Chief Executive Officer. No other executive officers received compensation exceeding US $100,000 during the years ended December 31, 2003 or 2002.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

					Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Yan K. Skwara	2001	$133,000 (2)	$---	$---	1,500,000	---	---
Chief Executive Officer(1)	2002	$133,000 (3)	$---	$---	2,000,000	---	---
	2003	$133,000 (4)	$---	$---	0	---	---

(1)     Mr. Skwara became Chief Executive Officer effective as of December 20, 2001.
(2)     Mr. Skwara received 1,500,000 restricted shares of common stock in January 2002 in lieu of $133,000 in salary accrued for 2001. No salary was paid during the period.
(3)     Mr. Skwara received 2,000,000 restricted shares of common stock in January 2003 in lieu of $133,000 in salary accrued for 2002. No salary was paid during the period.
(4)     Mr. Skwara's salary of $133,000 per annum has been accrued for the fiscal year ended December 31, 2003.

    We do not currently contemplate compensating independent directors for their services to the Company. Directors who are also officers of the Company receive no additional compensation for serving on the Board of Directors.

Director Compensation

    The following table sets forth the remuneration paid to the Company's directors during its fiscal year ended December 31, 2003. The Company does not pay directors who are also officers of the Company additional compensation for their service as directors.

	Cash Compensation			Security Grants

Name	Annual Retainer Fees	Meeting Fees	Consulting Fees/Other Fees	Number of Shares	Number of Securities Underlying Options/SARs

Yan K. Skwara	-	-	-	-	-
Shane H. Traveller (1)	-	-	-	-	-
Lonn Paul	-	-	$1,410	-	-
Christian B. Herschberger(2)	-	-	-	-	-
Brad Smith	-	-	-	50,000	-

(1) Mr. Traveller resigned from the Board of Directors on July 11, 2003.
(2) Mr. Hershberger resigned from the Board of Directors on July 28, 2003.

Employment Agreements

    The Company does not currently have any employment agreements in place.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth certain information regarding the ownership of the Company's common stock as of the date of this Memorandum, and as adjusted to reflect the sale of the shares of common stock being offered hereby, by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each Director and all executive officers and Directors as a group. Each of the shareholders has sole voting and investment power with respect to the shares he beneficially owns.

Title of Class	Name and Address of Beneficial Owner	Amount of Nature of Beneficial Ownership	Percent of Class

$0.001 par value common stock	Yan K. Skwara, CEO 3803 Mission Blvd. Suite 290 San Diego, CA 92109	3,621,428 shares (1)	4.89%

$0.001 par value common stock	Lonn Paul, Secretary and Director 3803 Mission Blvd. Suite 290 San Diego, CA 92109	50,000 shares	<1%

$0.001 par value common stock	Brad Smith, Director 3803 Mission Blvd. Suite 290 San Diego, CA 92109	50,000 shares	<1%

$0.001 par value common stock	Officers and Directors as a group	3,721,428 shares	5%

(1) Percentages are based on total outstanding shares on March 30, 2004 for a total of 73,983,720 shares.

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

    On March 6, 2000, the Company entered into a Credit Line Loan Agreement with Broadleaf Capital Partners, one of its shareholders. The advances bear interest at 10% per annum and the unpaid principal and interest was due on December 31, 2000. In order to secure the line of credit, the Company paid an underwriting fee to the lender in the form of 1,250,000 restricted shares of common stock (see Management's Discussion and Analysis, above). At December 31, 2002, the principal balance on this Credit Line was US $694,612, and with accrued interest, US $884,880. In connection with the Agreement, the Company also agreed to reconstitute its Board of Directors by allowing the Lender to nominate 3 of the 5 directors, and to allow the Lender to approve certain budgets and significant expenditures, and to receive monthly financial statements from the Company. In addition, the agreement stipulates that the Lender will provide certain accounting and senior management overview services and public company reporting oversight in exchange for one percent (1%) of the Company's gross revenues. In the event of default, the Lender may terminate the Agreement, declare the outstanding balance to be due and payable, and convert the balance into common restricted shares of the Company. The new shares to be issued would be the number necessary for the Lender to have a cumulative ownership position of 53% of the then issued and outstanding shares plus all unexecuted options and warrants. The Company is in default on its credit lines that were due on December 31, 2000. The holders have not taken any legal action against the Company as permitted in the agreement, nor have they elected to nominate directors as also permitted.

    During the years ended December 31, 2001 and 2000, the Company received cash advances totaling US $85,377 from a company whose president and CEO is Yan Skwara, also President/CEO of the Company. Interest on this note accrued at 10.0% per annum, and the balance was due on demand. During the year ended December 31, 2002, the Company made cash payments on this note totaling US $64,593 to satisfy its obligation to this related party in full.

    Further, the Company borrowed an additional US $9,987 during the 2000 fiscal year from a company with common directors. Interest on this note accrues at 10.0%, and the balance is due on demand. At December 31, 2002, the balance on this note was US $9,987, with accrued interest of US $2,463. As of December 31, 2002, no demand for payment on this note had been made.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated by reference to corresponding, Exhibit previously filed as and Exhibit to Registrant's Form 10-KSB filed May 27, 2003

3.2	By-Laws	Incorporated by reference to corresponding, Exhibit previously filed as and Exhibit to Registrant's Form 10-KSB filed May 27, 2003

3.3	Articles of Incorporation of SDSDC	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB filed October 29, 1999

3.4	Bylaws of SDSDC	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB filed October 29, 1999

3.5	Certificate of Designations for Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-QSB filed November 19, 2003

3.6	Certificate of Designations for Series B Preferred Stock, as amended	Filed herewith
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB for the year ended December 31, 2000 filed on January 7, 2003

10.1	Rollercoaster, Inc. Merger Agreement	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed May 27, 2003

10.2	Prestige Periodical Distributors distribution agreement	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed May 27, 2003

10.3	Credit Line Loan Agreement with Broadleaf Capital Partners	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed May 27, 2003

10.4	First Amendment to Credit Line Loan Agreement	Incorporated by reference to corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed May 27, 2003

10.5	Agreement between LiveWire Sports Group, Inc. and Registrant dated October 26, 2003	Incorporated by reference to Exhibit 10.1 previously filed with Registrant's Form 8-K filed October 28, 2003

10.6	Consulting Agreement between Registrant and Creative Focus Productions dated September 30, 2003	Incorporated by reference to Exhibit 10.4 previously filed with Registrant's Form 8-K filed October 28, 2003

10.7	Golo Lotto Asset Purchase Agreement	Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-QSB/A filed August 4, 2003

10.8	First Amendment to Golo Lotto Asset Purchase Agreement	Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-QSB/A filed August 4, 2003

10.9	Latin America Futbol Corporation Marketing Services Consulting Agreement	Incorporated by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed November 19, 2003

10.10	Golo Lotto Marketing and Licensing Agreement	Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-QSB filed November 19, 2003

10.11	Marketing Agreement with Academia de Futbol Tahuichi	Incorporated by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed November 19, 2003

10.12	Exclusive Licensing Agreement between Registrant and Haig International, Inc.	Filed herewith

10.13	Agreement between Registrant and 24th June Public Relations, Inc.	Filed herewith

10.14	Consulting Agreement between Registrant and Goldtech Mining Corporation	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Independent Auditors'	Filed herewith

99.1	CEO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

    (b) Form 8-K Reports

    We have filed two reports on Form 8-K, since fiscal year ended December 31, 2002. These reports, filed October 28, 2003 and December 22, 2003, disclosed: 1) the sale of "90:00 Soccer Magazine", the acquisition of Golo Lotto and changes in our business plan; and, 2) the results of our annual shareholder meeting, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Auditors

    The firm of HJ Associates & Consultants, LLP served as the Company's independent public accountants for the years ended December 31, 2003 and 2002. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

    Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

    The aggregate fees billed by HJ Associates & Consultants, LLP for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Compay's Form 10-QSB's for the fiscal years ended December 31, 2003 was $30,197 and December 31, 2002 was $34,685, respectively.

Audit-Related Fees

    Audit-related fees for the period ended December 31, 2003 were $2,521, compared to $524 for the period ended December 31, 2002. These fees consisted of services related to the registration statement on Form S-4 previously filed by the Company, as well as the Company's registration statement on Form S-8 and material even reports filed on Form 8-K during 2003.

Tax Fees

    The aggregate fees billed for tax compliance rendered by our independent auditors for the years ended December 31, 2003 was $702 and December 31, 2002 was $252. The services comprising these fees include tax consulting and submitting the tax return.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)

FINANCIAL STATEMENTS

December 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
International Sports and Media Group, Inc.
(Formerly San Diego Soccer Development Corporation)
San Diego, California

We have audited the accompanying balance sheet of International Sports and Media Group, Inc. (formerly San Diego Soccer Development Corporation) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Sports and Media Group, Inc. (formerly San Diego Soccer Development Corporation) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 25, 2004

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Balance Sheet

ASSETS

December 31, 2003

CURRENT ASSETS

Cash	$3,853

Total Current Assets
3,853

PROPERTY AND EQUIPMENT (Net) (Note 2)	4,660

OTHER ASSETS
License fees, net (Note 10)	118,950

Total Other Assets
118,950

TOTAL ASSETS
$127,463

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
December 31, 2003
CURRENT LIABILITIES

Accounts payable	$371,802
Accrued expenses (Note 6)	576,588
Convertible bond (Note 10)	500,000
Convertible promissory notes (Note 5)	448,488
Notes payable (Note 4)	71,802
Accrued interest payable	210,196

Total Current Liabilities
2,178,876

Total Liabilities
2,178,876
STOCKHOLDERS' DEFICIT

Preferred stock: 50,000,000 shares authorized of $0.001 par value, 2,500 shares issued and outstanding	3
Common stock: 150,000,000 shares authorized of $0.001 par value, 73,548,724 shares issued and outstanding	73,549
Additional paid-in capital	7,545,805
Subscriptions payable	3,000
Treasury stock, at cost	(280)
Accumulated deficit	(9,673,490)

Total Stockholders' Deficit
(2,051,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
$127,463

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Statements of Operations

	For the Years Ended December 31,
	2003	2002

REVENUES

Consulting Revenue	$10,000	$-
Magazine-related revenues	4,308	5,613

Total Revenues
	14,308	5,613

EXPENSES

Payroll and payroll taxes	52,166	191,110
General and administrative	333,268	228,830
Consulting	878,586	801,772
Depreciation and amortization	11,393	5,480

Total Expenses	1,275,413	1,227,192

Loss From Operations	(1,261,105)	(1,221,579)

OTHER INCOME (EXPENSE)

Gain on settlement of debt (Note 3)	869,213	32,310
Gain of sale of magazine	57,691	-
Interest expense	(684,266)	(409,853)

Total Other Income (Expense)	242,638	(377,543)

NET LOSS	$(1,018,467)	$(1,599,122)

BASIC LOSS PER SHARE	$(0.02)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,541,939	$17,631,619

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit

Balance, December 31, 2001	-	$-	9,828,154	$9,828	$5,052,267	$-	$(105)	(7,055,901)

Common stock issued for cash	-	-	6,180,500	6,181	303,402	-	-	-

Common stock issued in conversion of promissory notes	-	-	452,000	452	9,548	-	-	-

Common stock issued for services rendered	-	-	15,042,000	15,042	737,058	-	-	-

Common stock issued on exercise of options	-	-	32,500	32	1,593	-	-	-

Expense realized on stock options granted	-	-	-	-	1,335	-	-	-

Treasury stock purchased	-	-	-	-	-	-	(175)	-

Beneficial conversion on convertible notes	-	-	-	-	169,000	-	-	-

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(1,599,122)

Balance, December 31, 2002	-	$-	31,535,154	$31,535	$6,274,203	$-	$(280)	$(8,655,023)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Statements of Stockholders' Equity (Deficit) (Continued)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit

Balance, December 31, 2002	-	$-	31,535,154	$31,535	$6,274,203	$-	$(280)	$(8,655,023)

Preferred stock issued for cash	2,500	3	-	-	2,497	-	-	-

Common stock issued for cash	-	-	1,875,000	1,875	35,625	-	-	-

Common stock issued in conversion of promissory notes	-	-	22,481,721	22,481	251,355	-	-	-

Common stock issued for services rendered	-	-	20,194,049	20,195	449,185	-	-	-

Common stock issued for licensing fees	-	-	1,500,000	1,500	73,500	-	-	-

Common stock issued in settlement of debt	-	-	100,000	100	1,900	-	-	-

Cash received on stock subscription payable	-	-	-	-	-	3,000	-	-

Beneficial conversion on feature convertible notes	-	-	-	-	444,652	-	-	-

Expense recognized on warrants granted	-	-	-	-	8,751	-	-	-

Common shares cancelled	-	-	(4,137,200)	(4,137)	4,137	-	-	-

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	(1,018,467)

Balance, December 31, 2003	2,500	$3	73,548,724	$73,549	$7,545,805	$3,000	$(280)	$(9,673,490)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,018,467)	$(1,599,122)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,892	5,480
Stock issued for services	471,380	752,100
Gain on settlement of debt	(869,214)	-
Gain on sale of magazine	(57,691)	-
Expensed recognized on stock options granted	8,751	1,325
Stock issued in conversion of warrants	-	1,625
Beneficial conversion recognized	444,652	169,000
Changes in operating assets and liabilities:
Increase in accounts payable	64,488	61,796
Increase (decrease) in unearned revenue	17,433	20,518
Increase in accrued expenses	260,255	176,142

Net Cash Used by Operating Activities	(668,521)	(411,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licensing fees	(47,000)	-

Net Cash Used by Investing Activities	(47,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred stock issued for cash	2,500	-
Increase in subscription payable	3,000	-
Common stock issued for cash	37,500	309,583
Convertible promissory notes proceeds	853,953	169,000
Cash payments of debt	(174,382)	(70,543)
Change in bank overdraft	(3,197)	3,197
Purchase of treasury stock	-	(175)

Net Cash Provided by Financing Activities	719,374	411,062

NET INCREASE (DECREASE) IN CASH	3,853	(74)

CASH AT BEGINNING OF PERIOD	-	74

CASH AT END OF PERIOD	$3,853	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2003	2002

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$1,509	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$273,836	$10,000
Common stock issued for services rendered	$471,380	$752,100

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

International Sports and Media Group, Inc. (formerly San Diego Soccer Development Corporation), ("the Company") was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc. The Company engaged in no operations prior to February 10, 2000.

On February 10, 2000, the Company issued 5,284,369 shares of its previously un-issued common stock to the shareholders of San Diego Soccer Development Corporation, a California company (SDSDC) in exchange for all of the issued and outstanding shares of SDSDC. Immediately following the acquisition of SDSDC, the Company changed its name to San Diego Soccer Development Corporation.

At the time of acquisition of SDSDC, the Company was completely inactive, with no operations, assets, or liabilities. Additionally, the exchange of the Company's common stock for the common stock of SDSDC resulted in the former shareholders of SDSDC obtaining control of the Company. Accordingly, SDSDC was treated as the continuing entity for accounting purposes, and the Company being the continuing entity for legal purposes. The transaction was accounted for as a recapitalization of SDSDC, with no adjustment to the basis of SDSDC's assets acquired or liabilities assumed.

SDSDC was incorporated on August 22, 1997 in the state of California, and was engaged for a time in the management and marketing of professional soccer teams, as well as the publication of a soccer magazine. The majority of the Company's revenues have been generated from corporate sponsorships, ticket sales, and advertising.

On December 19, 2003, shareholders of the Company elected to change the Company's corporate name to International Sports and Media Group, Inc., to adequately reflect the Company's current business model.

b. Accounting Methods

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended December 31,

	2003	2002

Loss (numerator)	$(1,018,467)	$(1,599,122)
Shares (denominator)	52,541,939	17,631,619

Per share amount	$(0.02)	$(0.09)

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Basic Loss Per Share (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

	2003	2002

Deferred tax assets

NOL Carryover	$1,998,400	$2,257,300

Deferred tax liabilities	(80,958)	-

Valuation allowance	(1,917,442)	(2,257,300)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the US federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Income Taxes (Continued)

	2003	2002

Book loss	$(369,825)	$(159,561)
Penalties & Interest	10,565	-
Accrued Expenses	(10,335)	-
Depreciations	(22,020)	-
Other	570	(302)
Stock for Services/Options Expense	358,425	51,870
Valuation allowance	32,620	107,993

	$-	$-

At December 31, 2003, the Company had net operating loss carryforwards of approximately $5,100,000 which may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

g. Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred. Advertising and promotion expense for the years ended December 31, 2003 and 2002 totaled $33,386 and $16,682, respectively.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Revenue and Expense Recognition

Revenue from magazine subscriptions and advertising contracts is recognized at the time the Company's corresponding magazine issues are published. Accordingly, advance subscriptions and advertising sales for future periods have been recorded as deferred revenues and recognized on a pro-rata basis during the applicable subscription or advertising term. Administrative, general, advertising and promotional expenses are charged to operations as incurred. The Company sold all magazine related assets, liabilities and operations during the 2003 fiscal year (See Note 11). Therefore, unearned revenue at December 31, 2003 totaled $-0-.

i. Stock Options

The Company has granted options to purchase common stock to various parties as consideration for various services rendered to the Company. Under the Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation ("SFAS 123"), the Company is recognizing the compensation cost using the estimated fair value method. Under the fair value method, total compensation cost is the estimated fair value of the stock options at the grant date, less any amount paid by the employee for the stock options.

j. Recent Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

  SFAS No. 143, Accounting for Asset Retirement Obligations;

  SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

  SFAS No. 146, Accounting for Exit or Disposal Activities;

  SFAS No. 147, Acquisitions of certain Financial Institutions; and

  SFAS No. 148, Accounting for Stock Based Compensation.

  SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

  SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

  In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

  INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

December 31, 2003

Soccer Equipment	$6,000
Promotional equipment	9,685
Computers and software	19,216

34,901
Accumulated depreciation	(30,241)

Net property and equipment	$4,660

During the years ended December 31, 2003 and 2002, the Company recorded depreciation expense of $8,342 and $5,480, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

a. Credit Lines Payable

The Company entered into a Credit Line Loan Agreement with Broadleaf Capital Partners, Inc. ("Broadleaf"), a significant shareholder, effective March 6, 2000. The Agreement provides the Company with a line of credit for approved expenditures. The advances bear interest at 10% per annum and the unpaid principal and interest was originally due on December 31, 2000. In addition, in order to secure the line of credit, the Company paid an underwriting fee to the lender in the form of 1,250,000 restricted shares of common stock valued at $1,250,000. At October 2003, the principal balance on this Credit Line was $694,612, and with accrued interest, totaled $942,764.

In October 2003, the Company consummated a Settlement Agreement with Broadleaf whereby the company made a cash payment of $125,000 issued 100,000 shares of its restricted common stock, and granted 100,000 warrants with a strike price of $1.00 per share to Broadleaf in exchange for the full forgiveness of the Company's obligation to Broadleaf. The Company realized a gain on settlement of debt totaling $869,214 relating to this transaction.

  INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

b. Loans from Related Parties

The Company borrowed an $9,987 during the 2000 fiscal year from a wholly-owned subsidiary of Broadleaf. This amount, plus all related accrued interest, was forgiven as a part of the Settlement Agreement with Broadleaf discussed in the proceeding paragraph.

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:

December 31, 2003

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.	$42,500

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on December 31, 2000, unsecured.	29,302

Total Notes Payable	71,802

Less: Current Portion	(71,802)

Long-Term Notes Payable	$-

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount

2003	71,802

At December 31, 2003, the Company was in default on its two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements. Accrued interest on these notes totaled $23,950 as of December 31, 2003.

  INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes consist of the following:

December 31, 2003

Notes payable to various unrelated parties, bearing interest at 20% per annum, principal and interest due September 30, 2001, convertible into common stock at $1.00 per share at the option of the holder, currently in default	$27,500

Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on July 31, 2001, convertible into common stock at $1.00 per share at the option of the holder, currently in default	40,000

Notes payable to various unrelated parties, bearing interest at 8% per annum, principal and interest due on July 1, 2000, convertible into common stock at $1.00 per share at the option of the holder, currently in default	29,900

Notes payable to various unrelated parties, bearing interest at 8% per annum, principal and interest due on December 31, 1999, convertible into common stock at $1.00 per share at the option of the holder, currently in default	117,600

Notes payable to various unrelated parties, bearing interest at 8% per annum, principal and interest due on 12/31/2000, convertible into common stock at $1.00 per share at the option of the holder, currently in default	10,250

Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on various dates (all six month terms), convertible into common stock at 50% of market price on date of conversion, at the option of the holder. The last of these notes matures on February 20, 2004.	223,238

Total Convertible Promissory Notes	448,488

Less: Current Portion	(448,488)

Long-term Convertible Promissory Notes	$-

  INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (Continued)

During the years ended December 31, 2003 and 2002, the Company borrowed $349,651 and $169,000, respectively, under the terms of its convertible promissory notes, and made cash payments on the notes totaling $35,728 and $5,950, respectively. Certain notes were converted into common stock as well, with $271,836 in outstanding notes being converted into 21,331,721 shares of common stock during 2003, and $10,000 in outstanding notes being converted into 452,000 shares in 2002. An additional $40,000 was forgiven in relation to the Settlement Agreement in Note 3. These notes accrued interest totaling $58,331 in 2003 and $32,196 in 2002.

The most recent subset of the convertible promissory notes discussed above was issued during the year ended December 31, 2002 to various unrelated parties. As a stipulation of this set of notes, the principal balances of the notes are convertible into common stock at a rate of 50% of the prevailing market price of the stock on the date of conversion. This beneficial conversion feature yielded a discount on the debt totaling $344,652 in 2003, which was fully amortized at December 31, 2003, because the notes are convertible immediately.

NOTE 6 - ACCRUED EXPENSES

As of December 31, 2003, accrued expenses consisted of the following:

Accrued franchise fees	$12,500
Accrued consulting fees	3,115
Accrued payroll	193,593
Accrued payroll tax	277,945
Accrued penalties and interest	74,435
Other accrued expenses	15,000

$576,588

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

a. Common Stock

During 2002, the Company issued 6,180,500 shares of its common stock for cash at $0.05 per share, 15,042,000 shares for services at $0.05 per share, an additional 452,000 shares in conversion of $10,000 in promissory notes, and 32,500 upon exercise of stock options. At December 31, 2002, the Company had 31,535,154 shares of common stock issued and outstanding.

During 2003, the Company issued 1,875,000 shares of common stock for cash at $0.02 per share, 22,481,721 shares in conversion of $271,836 in convertible promissory notes, 20,194,049 shares as consideration for services rendered, 1,500,000 shares for prepaid licensing fees, and 100,000 in settlement of debt.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

b. Preferred Stock

During fiscal year 2003, the Company's Board of Directors created and authorized the issuance of up to 1,000,000 shares of Series B preferred stock, at $0.001 par value. The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company's common stock. In addition, the holders of the Series B preferred stock are entitled to receive non-cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum.

c. Stock Options and Warrants

The Company had the following common stock option and warrant transactions during the year ended December 31, 2003:

	Shares	Weighted Average Exercise Price	Contractual Life of Options Outstanding

Options outstanding at January 1, 2003	1,287,800	$0.18	2.16 years

Warrants granted	100,000	$1.00	1.83 years

Options exercised		-	-

Options forfeited or expired	(1,287,800)	-	-

Warrants outstanding at December 31, 2003	100,000	$1.00	1.83 years

Exercisable at end of year		100,000

During the 2003 fiscal year, the Company cancelled 445,000 outstanding stock options and issued 44,500 shares of restricted common stock as consideration to the option holders. The remaining 843,800 stock options, which had been issued to various consultants, were cancelled for non-performance. In addition, the Company granted 100,000 warrants to Broadleaf as partial consideration for the forgiveness of the Company's payables to Broadleaf. These warrants have a two-year term, and are exercisable at $1.00 per share.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 8 - GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of approximately $9,670,000 at December 31, 2003 and has incurred a significant loss from operations for the year then ended. In addition, the Company was in default on certain of its promissory notes on December 31, 2003. The Company's shareholders' deficit was approximately $2,050,000 and its current liabilities exceeded its current assets by approximately $2,175,000.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through the sale of common stock; (2) continuing the practice of issuing common stock as consideration for certain employee and marketing services; (3) converting promissory notes into common stock; and (4) eliminating its high-overhead magazine operations, and shifting the Company's focus toward low-overhead consulting and sports management services. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9- COMMITMENTS AND CONTINGENCIES

During 2001, the Company entered into an office lease in San Diego, California, which is renewable on a "month to month" basis. The Company has no long-term obligation relating to its office lease.

NOTE 10- SIGNIFICANT EVENTS

International Football Finance Group

On September 25, 2003, the Company consummated the creation of a new, wholly-owned subsidiary, called International Football Finance Group ("IFFG"). IFFG is a California corporation, created for the purpose of engaging in any lawful business activity. IFFG is authorized to issue 1,000,000 shares of common stock. As of December 31, 2003, IFFG had zero assets and zero liabilities.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 10- SIGNIFICANT EVENTS (Continued)

Pan American Relations, Inc.
On October 30, 2003, the Company consummated the creation of a new, wholly-owned subsidiary, called Pan American Relations, Inc. ("PanAm"). PanAm is a California corporation, created for the purpose providing financial and investor relations services for emerging companies. PanAm is authorized to issue 1,000,000 shares of common stock. As of December 31, 2003, PanAm had zero assets and zero liabilities.

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

Convertible Debenture

In October 2003, the Company completed a Confidential Private Placement Memorandum, whereby the Company raised $500,000 in cash from an unrelated investor in the form of a convertible bond. Per the terms of the Bond Agreement, the debt instrument is convertible into common stock at $0.10 per share, and vests immediately. The bond accrues interest at 5.0% per annum. The Company recognized interest expense totaling $100,000 relating to the beneficial conversion feature of this convertible debt instrument.

Sale of Magazine

On October 27, 2003 the Company entered into an agreement with Live Wire Sports Group, ("Live Wire") to transfer ownership of the Company's 90:00 Minutes Magazine to Live Wire in exchange for the cancellation of the Company's $19,740 debt payable to Live Wire, and Live Wire's assumption of the related advertising and subscription obligations, totaling $37,951. The Company realized a gain on this sales transaction in the amount of $57,691.

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

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(FORMERLY SAN DIEGO SOCCER DEVELOPMENT CORPORATION)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 11- LICENSE FEES

On February 7, 2003, the Company entered into an Asset Purchase Agreement ("The Agreement") with Latin American Futbol Corporation ("LAFC"), whereby the Company agreed to purchase 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world. The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of the Company's common stock. In addition, LAFC is entitled to 50% of the future net revenues generated by the Golo Lotto website. The Company satisfied its payment obligations for the Agreement in October, 2003.

In November 2003, the Company signed an Exclusive License and Marketing Services Agreement ("the Agreement") with Latin American Futbol Corporation ("LAFC") through which the parties nullified and terminated their previously consummated Asset Purchase Agreement, and LAFC granted to the Company the exclusive right and license to perform marketing services in relation to Golo Lotto, a wholly-owned subsidiary of LAFC. In addition, the Company becomes entitled to fifty percent of the monthly net revenues generated from the Golo Lotto operations. Under the terms of the Agreement, the consideration paid by the Company to obtain the exclusive license was agreed to be those payments of cash and stock previously made by the Company under the Asset Purchase Agreement. The Agreement is to remain in effect until such time that either party provides the other with ninety days prior written notice. The Agreement is terminable only for cause. All consideration was received and the Agreement became effective in November 2003. The Company will amortize the license fees on a straight-line basis over five years. As of December 31, 2003, the Company had recognized amortization expense of $3,050 relating to these prepaid license fees.

NOTE 12 - SUBSEQUENT EVENTS

Global Hospitality Group, Inc.
On January 20, 2004, the Company consummated the creation of a new, wholly-owned subsidiary, called Global Hospitality Group, Inc. ("GHG"). GHG is a Nevada corporation, created for the purpose of developing business relationships in the food and beverage industry. GHG is authorized to issue 50,000,000 shares of common stock.

SIGNATURES

    In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Sports and Media Group, Inc.

Date: April 13, 2004	By: /s/ Yan K. Skwara Yan K. Skwara

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2004	By: /s/ Yan K. Skwara Yan K. Skwara President, Chief Executive Officer and Director

Date: April 13, 2004	By: /s/ Lonn Paul Lonn Paul, Secretary and Director

Date: April 13, 2004	By: /s/ Brad Smith Brad Smith, Director

Exhibit 99.1

INTERNATIONAL SPORTS & MEDIA GROUP, INC.
a Nevada corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER

I, Yan K. Skwara, certify that:

1. I have reviewed this annual report on Form 10-KSB of International Sports & Media Group, Inc.;
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

Date: April 13, 2004 /s/ Yan K. Skwara Yan K. Skwara Chief Executive Officer and Chief Financial Officer