Form 10KSB/A
period 2003-12-31
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2004-05-12
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
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

International Sports and Media Group, Inc.

Date: May 12, 2004	By: /s/ Yan K. Skwara Yan K. Skwara

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 12, 2004	By: /s/ Yan K. Skwara Yan K. Skwara President, Chief Executive Officer and Director

Date: May 12, 2004	By: /s/ Lonn Paul Lonn Paul, Secretary and Director

Date: May 12, 2004	By: /s/ Brad Smith Brad Smith, Director

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

Date: May 12, 2004 /s/ Yan K. Skwara Yan K. Skwara Chief Executive Officer and Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan K. Skwara, Chief Executive Officer and Principal Financial Officer of International Sports & Media Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2.  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 12,2004

                                                                                     /s/ Yan Skwara

                                                                                    Yan K. Skwara
                                                                                    Chief Executive Officer and Principal Financial Officer