Form 10QSB
period 2004-03-31
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2004-05-24
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission file number 000-27487

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 14, 2004
Common Stock, $0.001 par value	76,847,231shares

INDEX

PAGE NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 AND December 31, 2003

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	March 31, 2004	December 31, 2003

	(Unaudited)
CURRENT ASSETS

Cash	$35	$3,853
Note receivable	600

Total Current Assets	635	3,853

PROPERTY AND EQUIPMENT (Net)	2,574	4,660

OTHER ASSETS
License fees, net	112,850	118,950

Total Other Assets	112,850	118,950

TOTAL ASSETS	$116,059	$127,463

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31, 2004	December 31, 2003

	(Unaudited)
CURRENT LIABILITIES
Bank overdraft	$934	$-
Accounts payable	383,363	371,802
Accrued expenses	619,934	576,588
Convertible bond	500,000	500,000
Convertible promissory notes	416,488	448,488
Notes payable	156,802	71,802
Note payable - related party	3,590	-
Accrued interest payable	231,077	210,196

Total Current Liabilities	2,312,188	2,178,876

Total Liabilities	2,312,188	2,178,876

STOCKHOLDERS' DEFICIT

Preferred stock: 50,000,000 shares authorized of $0.001 par value, 40,000 and 2,500 shares issued and outstanding, respectively	40	3
Common stock: 150,000,000 shares authorized of $0.001 par value, 75,632,234 and 73,548,724 shares issued and outstanding, respectively	75,632	73,549
Additional paid-in capital	7,699,694	7,545,805
Subscriptions payable	3,000	3,000
Treasury stock, at cost	(280)	(280)
Accumulated deficit	(9,974,215)	(9,673,490)

Total Stockholders' Deficit	(2,196,129)	(2,051,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$116,059	$127,463

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003

REVENUES

Magazine-related revenues	$-	$3,198
Consulting Revenue	14,825	-

Total Revenues	14,825	3,198

EXPENSES
Consulting	113,900	137,060
General and administrative	93,578	87,770
Depreciation and amortization	2,086	1,960

Total Expenses	209,564	226,790

Loss From Operations	(194,739)	(223,592)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(75,009)	-
Interest expense	(30,977)	(221,362)

Total Other Income (Expense)	(105,986)	(221,362)

NET LOSS	$(300,725)	$(444,954)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	74,878,243	$34,164,321

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(300,725)	$(444,954)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,186	1,960
Contributed capital for services rendered	-	-
Stock issued for services	14,000	107,500
Beneficial conversion recognized	-	163,464
Loss on extinguishment of debt	75,009	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	11,561	(8,704)
Increase in unearned revenue	-	1,840
Increase in accrued expenses	64,227	38,826

Net Cash Used by Operating Activities	(127,742)	(140,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on asset purchase	-	(20,000)

Net Cash Used by Investing Activities	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	934	(2,996)
Preferred stock issued for cash	37,500	-
Cash paid on note receivable - related party	(600)	-
Convertible promissory notes proceeds	-	163,464
Increase in notes payable	-	85,000
Principal payments on convertible notes payable	(2,500)	(400)
Cash received on notes payable - related party	3,590	-

Net Cash Provided by Financing Activities	123,924	160,068

NET DECREASE IN CASH	(3,818)	-

CASH AT BEGINNING OF PERIOD	3,853	-

CASH AT END OF PERIOD	$35	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,

	2004	2003

SUPPLEMENT CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$29,500	$10,000
Common stock issued for services	$14,000	$107,500
Common stock issued as deposit on asset purchase	$-	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
March 31, 2004 and 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

At March 31, 2004, the Company has an accumulated deficit of $9,974,215 and has incurred a loss from operations for the three months then ended. In addition, the Company is in default on certain of its promissory notes and credit lines payable at March 31, 2004. The Company's shareholders' deficit is $2,196,129 and its current liabilities exceed its current assets by $2,311,553.

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

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements (Continued)
March 31, 2004 and 2003

NOTE 3 - MATERIAL EVENTS

Equity Activity

During the three months ended March 31, the Company issued 200,000 shares of its common stock for services rendered at $0.05 per share and another 50,000 for services rendered at $0.08 per share. The Company also issued 2,000,177 shares of its common stock valued from $0.04 per share to $0.08 per share upon the conversion of promissory notes. Additionally, the Company issued 37,500 shares of its preferred stock for cash at $1.00 per share. Also, during the period, the Company cancelled 166,667 common shares due to the non-performance of services.

NOTE 4 - SUBSEQUENT EVENTS

Joint Venture Agreement

On April 6, 2004 the Company executed a Joint Venture Agreement with Macias/Clark Media Group ("MCMG"), whereby the Company agreed to secure investment capital for MCMG, as well as issue 500,000 shares of common stock to MCMG. The Joint Venture will utilize MCMG's "High Definition Media Entertainment" technology, and all future net profits generated by the Joint Venture (which will be called "5ive Media Entertainment") will be divided equally between the Company and MCMG.

Common Stock Activity

Subsequent to March 31, 2004, the Company issued 880,000 shares of common stock as payment for services rendered, and an additional 333,334 shares upon conversion of promissory notes.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2004 compared to quarter ended March 31, 2003.

Revenues for the quarter ended March 31, 2004 were $14,825, compared to $3,198 for the quarter ended March 31, 2003. Revenues in 2003 were generated from the sale of magazines, whereas revenues in 2004 were generated by public relations and consulting services. During the fourth quarter of 2003, the magazine operations were sold and the Company shifted its focus to providing marketing and communications services to the sports media arena. As a result, revenues between quarters are not comparable.

General and administrative expenses were $93,578 versus $87,770 for the quarters ended March 31, 2004 and 2003, respectively. In both quarters, G&A expenses consisted primarily of management and consulting expenses, including legal and accounting.

As a result of the above, the Company incurred a loss from operations of $194,739 for the quarter ended March 31, 2004, compared to a loss of $223,592 for the quarter ended March 31, 2003. Interest expense was $30,977, compared to $221,362 for the quarters ended March 31, 2004 and 2003, respectively. The decrease resulted primarily from a decrease in company debt, as well as the fact that the company's current period borrowings were not subject to amortization of a beneficial conversion feature. After factoring in interest and other non-operating expenses, the Company incurred a loss of $300,725, or $0.01 per share, for the quarter ended March 31, 2004, compared to a loss of $444,954, or $0.01 per share, for the quarter ended March 31, 2003.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $9,974,215. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations.

As of March 31, 2004, the Company had total cash and current assets of $635, and current liabilities of $2,312,188. The Company's primary available source for generating cash for operations is through the issuance of preferred stock.

The Company continues to issue common stock to retire debt obligations and to pay for ongoing operating expenses. Management anticipates the need to raise additional capital through the issuance of common and/or preferred stock; however, there are no immediate plans to do so. If the event the Company is unable to raise additional capital for operations through the issuance of stock , and if the Company is unsuccessful in converting or renegotiating a substantial portion of its debt obligations, there is substantial doubt about the Company's ability to continue as a going concern.

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
During the three months ended March 31, the Company issued 200,000 shares of its common stock for services rendered at $0.05 per share and another 50,000 for services rendered at $0.08 per share. The Company also issued 2,000,177 shares of its common stock valued from $0.04 per share to $0.08 per share upon the conversion of promissory notes. Additionally, the Company issued 37,500 shares of its preferred stock for cash at $1.00 per share. Also, during the period, the Company cancelled 166,667 common shares due to the non-performance of services.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2004	/s/ Yan Skwara
YAN SKWARA
Chief Executive Officer

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
a Nevada corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

I, Yan K. Skwara, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International Sports and Media Group, Inc.;

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

Dated: May 24, 2004

/s/ Yan Skwara
Yan K. Skwara
Chief Executive Officer and Principal Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan K. Skwara, Chief Executive Officer and Principal Financial Officer of International Sport & Media Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 24, 2004

                                                                                     /s/ Yan Skwara

                                                                                    Yan K. Skwara
                                                                                    Chief Executive Officer and Principal Financial Officer