Form 10QSB
period 2004-06-30
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2004-08-12
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission file number 000-27487

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3803 Mission Blvd. Suite 290 San Diego, CA 92109	92109
(Address of principal executive offices)	Zip Code

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at July 26, 2004
Common Stock, $0.001 par value	76,857,231 shares

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

PAGE NUMBER

PART I - FINANCIAL INFORMATION

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheet

ASSETS

June 30, 2004

(Unaudited)
CURRENT ASSETS
Cash	$14

Total Current Assets	14

PROPERTY AND EQUIPMENT (Net)	1,291

OTHER ASSETS
License fees, net	106,750

Total Other Assets	106,750

TOTAL ASSETS	$108,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
June 30, 2004

(Unaudited)
CURRENT LIABILITIES

Bank overdraft	$272
Accounts payable	392,773
Accrued expenses	660,614
Convertible promissory notes	446,046
Convertible bond	500,000
Notes payable	156,301
Accrued interest payable	252,887

Total Current Liabilities	2,408,893

Total Liabilities	2,408,893

STOCKHOLDERS' DEFICIT

Preferred stock: 50,000,000 shares authorized of $0.001 par value, 84,500 shares issued and outstanding	85
Common stock: 150,000,000 shares authorized of $0.001 par value, 76,809,731 shares issued and outstanding	76,808
Additional paid-in capital	7,791,636
Subscriptions payable	3,000
Treasury stock, at cost	(280)
Accumulated deficit	(10,172,087)

Total Stockholders' Deficit	(2,300,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,055

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

REVENUES
Magazine - related revenues	$-	$950	$-	$4,148
Consulting revenue	10,500	-	25,325	-

Total Revenues	10,500	$950	$25,325	$4,148

EXPENSES
General and administrative	133,434	77,246	227,012	165,016
Consulting	36,750	15,350	150,650	152,410
Depreciation and amortization	1,283	1,961	3,369	3,921

Total Expenses	171,467	94,557	381,031	321,347

Loss From Operations	(160,967)	(93,607)	(355,706)	(317,199)

OTHER INCOME (EXPENSE)
Loss on Extinguishment of Debt	(5,000)	-	(80,009)	-
Interest expense	(31,905)	(125,860)	(62,882)	(347,222)

Total Other Income (Expense)	(36,905)	(125,860)	(142,891)	(347,222)

NET LOSS	$(197,872)	$(219,467)	$(498,597)	$(664,421)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	75,906,476	36,174,714	75,743,261	35,218,994

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(498,597)	$(664,421)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,569	3,921
Stock issued for services	57,663	116,000
Beneficial conversion recognized	-	223,652
Loss on extinguishment of debt	80,009	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	20,971	10,355
Decrease in deferred revenue	-	6,212
Increase in accrued expenses	120,274	85,166

Net Cash Used by Operating Activities	(204,111)	(219,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on asset purchase	-	(25,500)

Net Cash Used by Investing Activities	-	(25,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash overdraft	272	(3,197)
Common stock issued for cash	-	32,500
Preferred stock issued for cash	82,000	-
Convertible promissory notes proceeds	-	228,151
Promissory note proceeds	121,000	-
Principal payments on convertible notes payable	(3,000)	(2,500)
Process from related parties	4,590	-
Payments on notes payable-related party	(4,590)	-

Net Cash Provided by Financing Activities	200,272	254,954

NET INCREASE (DECREASE) IN CASH	(3,839)	10,339

CASH AT BEGINNING OF PERIOD	3,853	-

CASH AT END OF PERIOD	$14	$10,339

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Six Months Ended June 30,

	2004	2003

SUPPLEMENT CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for convertible promissory notes	$109,509	$10,000
Common stock issued for services	$57,663	$116,000
Contributed capital for services rendered	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Notes to the Financial Statements
June 30, 2004 and 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

At June 30, 2004, the Company has an accumulated deficit of $10,172,087 and has incurred a loss from operations for the six months then ended. In addition, the Company is in default on certain of its promissory notes payables at June 30, 2004. The Company's shareholders' deficit is $2,300,838 and its current liabilities exceed its current assets by $2,408,879.

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

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Notes to the Financial Statements
June 30, 2004 and 2003

NOTE 3 - MATERIAL EVENTS

Equity Activity

During the six months ended June 30, 2004, the Company issued 1,092,500 shares of its common stock for services rendered at $0.04 to $0.08 per share. The Company also issued 2,333,511 shares of its common stock valued from $0.03 per share to $0.08 per share upon the conversion of promissory notes. Additionally, the Company issued 82,000 shares of it preferred stock for cash at $1.00 per share.

Promissory Note

During the six months ended June 30, 2004, the Company borrowed $36,000 from various parties. The notes bear interest at a rate of 12.0% and 15% per annum. The terms for repayment on these loans are that the borrower shall pay the amount of One Thousand ($1,000) Dollars on the 30th day of each month continuing until the principal balance of these notes and any accrued interest have been repaid in full.

NOTE 4 - SUBSEQUENT EVENTS

Promissory Note

Subsequent to June 30, 2004, the Company borrowed $10,000 from various parties. The notes bear interest at a rate of 12.0% per annum. The terms for repayment on these loans are that the borrower shall pay the amount of One Thousand ($1,000) Dollars on the 30th day of each month continuing until the principal balance of these notes and any accrued interest have been repaid in full.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended June 30, 2004 compared to quarter ended June 30, 2003.

Revenues for the quarter ended June 30, 2004 were $10,500, compared to $950 for the quarter ended June 30, 2003. Revenues in 2003 were generated from the sale of magazines, whereas revenues in 2004 were generated by public relations and consulting services. During the fourth quarter of 2003, the magazine operations were sold and the Company shifted its focus to providing marketing and communications services to the sports media arena. As a result, revenues between quarters are not comparable.

General and administrative expenses were $133,434 versus $77,246 for the quarters ended June 30, 2004 and 2003, respectively. In both quarters, G&A expenses consisted primarily of management and consulting expenses, including legal and accounting.

As a result of the above, the Company incurred a loss from operations of $160,967 for the quarter ended June 30, 2004, compared to a loss of $93,607 for the quarter ended June 30, 2003. Interest expense was $31,905, compared to $125,860 for the quarters ended June 30, 2004 and 2003, respectively. The decrease resulted directly from a decrease in company debt and also because there was no convertible debt issued in 2004 which had a beneficial conversion feature. After factoring in interest and other non-operating expenses, the Company incurred a loss of $197,872, or $0.003 per share, for the quarter ended June 30, 2004, compared to a loss of $219,467, or $0.01 per share, for the quarter ended June 30, 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003.

Revenues for the six-month period ended June 30, 2004 were $25,325 compared to $4,148 for the similar period ended June 30, 2003. Revenues in 2003 were generated from the sale of magazines, whereas revenues in 2004 were generated by public relations and consulting services from the Company shifting its focus to providing marketing and communications services to the sport media arena. As a result, revenues between periods are not comparable.

General and administrative expenses were $227,012 versus $165,016 for the six-month periods ended June 30, 2004 and 2003, respectively. In 2004, the Company resumed operations under a new business strategy that includes providing marketing and communications services to the sport media arena. Included in G&A expenses for both periods is $66,500 in imputed salary for the Company's president. Consulting expenses were $150,650 and $152,410 for the six-month periods ended June 30, 2004 and 2003, respectively.

Other income and expense items included $62,883 in interest expense recognized in the six months ended June 30, 2004, compared to interest expense of $347,222 in the first six months of the prior year. The decrease was attributed to a decrease in the Company's debt obligations and also because there was no convertible debt issued in 2004 which had a beneficial conversion feature.

As a result of the above, the Company incurred a loss of $498,597, or $0.01 per share, for the six months ended June 30, 2004, compared to a loss of $664,421, or $0.02 per share, for the six months ended June 30, 2003.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $10,172,087. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2004, the Company had minimal cash and current assets, and current liabilities of $2,408,893. The Company's primary available source for generating cash for operations is through the issuance of preferred stock and promissory notes.

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
During the six months ended June 30, 2004, the Company issued 1,092,500 shares of its common stock for services rendered at $0.04 to $0.08 per share. The Company also issued 2,333,511 shares of its common stock valued from $0.03 per share to $0.08 per share upon the conversion of promissory notes. Additionally, the Company issued 82,000 shares of it preferred stock for cash at $1.00 per share.

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

Date: August 11, 2004	/s/ Yan Skwara
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

Dated: August 11, 2004

/s/ Yan Skwara
Yan K. Skwara
Chief Executive Officer and Principal Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan K. Skwara, Chief Executive Officer and Principal Financial Officer of International Sport & Media Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 11, 2004

                                                                                     /s/ Yan Skwara

                                                                                    Yan K. Skwara
                                                                                    Chief Executive Officer and Principal Financial Officer