Form 10QSB
period 2004-09-30
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2004-11-12
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Commission file number 000-27487

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11301 Olympic Blvd., Suite 680, Los Angeles, CA	90064
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (310) 445-2599

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at October 22, 2004
Common Stock, $0.001 par value	81,209,731 shares

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

PAGE NUMBER

PART I - FINANCIAL INFORMATION

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheet

ASSETS

September 30, 2004

(Unaudited)
CURRENT ASSETS
Cash	$1,053

Total Current Assets	1,053

PROPERTY AND EQUIPMENT (Net)	807

OTHER ASSETS
License fees, net	100,650

Total Other Assets	100,650

TOTAL ASSETS	$102,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$395,374
Accrued expenses	697,360
Convertible promissory notes	469,146
Convertible bond	500,000
Notes payable	178,302
Accrued interest payable	275,751

Total Current Liabilities	2,515,933

Total Liabilities	2,515,933

STOCKHOLDERS' DEFICIT

Preferred stock: 50,000,000 shares authorized of $0.001 par value, 84,500 shares issued and outstanding	85
Common stock: 150,000,000 shares authorized of $0.001 par value, 76,809,731 shares issued and outstanding	76,808
Additional paid-in capital	7,791,636
Subscriptions payable	3,000
Treasury stock, at cost	(280)
Accumulated deficit	(10,284,672)

Total Stockholders' Deficit	(2,413,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$102,510

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

REVENUES
Magazine - related revenues	$-	$160	$-	$4,308
Consulting revenue	1,500	-	26,825	-

Total Revenues	1,500	$160	$26,825	$4,308

EXPENSES
General and administrative	53,990	97,032	281,002	262,048
Consulting	26,650	202,910	177,300	355,320
Depreciation and amortization	484	1,504	3,853	5,425

Total Expenses	81,123	301,446	462,155	622,793

Loss From Operations	(79,623)	(301,286)	(435,330)	(618,485)

OTHER INCOME (EXPENSE)
Loss on Extinguishment of Debt	-	-	(80,009)	-
Interest expense	(32,961)	(163,505)	(95,843)	(510,727)

Total Other Income (Expense)	(32,961)	(163,505)	(175,852)	(510,727)

NET LOSS	$(112,585)	$(462,791)	$(611,182)	$(1,129,212)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	75,906,476	50,130,013	75,743,261	39,772,158

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(611,182)	$(1,129,212)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	22,153	5,425
Stock issued for services	57,663	275,114
Beneficial conversion recognized	-	333,652
Loss on extinguishment of debt	80,009	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	23,572	50,412
Increase in unearned revenue	-	11,728
Increase in accrued expenses	179,885	125,879

Net Cash Used by Operating Activities	(247,900)	(327,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,500)
Deposit on asset purchase	-	(33,000)

Net Cash Used by Investing Activities	-	(34,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash overdraft	-	(3,197)
Common stock issued for cash	-	37,500
Preferred stock issued for cash	82,000	-
Convertible promissory notes proceeds	-	338,651
Promissory note proceeds	168,000	-
Principal payments on convertible notes payable	(4,900)	(6,870)
Process from related parties	4,590	-
Payments on notes payable-related party	(4,590)	-

Net Cash Provided by Financing Activities	245,100	366,084

NET INCREASE (DECREASE) IN CASH	(2,800)	4,582

CASH AT BEGINNING OF PERIOD	3,853	-

CASH AT END OF PERIOD	$1,053	$4,582

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Nine Months Ended September 30,

	2004	2003

SUPPLEMENT CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for convertible promissory notes	$115,951	$242,836
Common stock issued for services	$57,663	$275,114
Contributed capital for services rendered	$-	$-
Beneficial conversion feature	$-	$333,652
Common stock issued for license fees	$-	$75,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

At September 30, 2004, the Company has an accumulated deficit of $10,284,672 and has incurred a loss from operations for the nine months then ended. In addition, the Company is in default on certain of its promissory notes payables at September 30, 2004. The Company's shareholders' deficit is $2,413,423 and its current liabilities exceed its current assets by $2,514,880.

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

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 3 - MATERIAL EVENTS

Equity Activity

During the nine months ended September 30, 2004, the Company issued 1,130,000 shares of its common stock for services rendered at $0.04 to $0.08 per share. The Company also issued 2,333,511 shares of its common stock valued from $0.03 per share to $0.08 per share upon the conversion of promissory notes. Additionally, the Company issued 44,500 shares of it preferred stock for cash at $1.00 per share. Also, during the period, the Company cancelled 204,167 common shares due to non-performance of services.

Promissory Note

During the nine months ended September 30, 2004, the Company borrowed $61,000 from various parties. The notes bear interest at a rate of 12.0% per annum. The terms for repayment on these loans are that the borrower shall pay the amount of One Thousand ($1,000) Dollars on the 30th day of each month continuing until the principal balance of these notes and any accrued interest have been repaid in full.

NOTE 4 - SUBSEQUENT EVENTS

Promissory Note

Subsequent to September 30, 2004, the Company issued 4,400,000 shares upon conversion of promissory notes.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003.

Revenues for the quarter ended September 30, 2004 were $1,500, compared to $160 for the quarter ended September 30, 2003. Revenues in 2003 were generated from the sale of magazines, whereas revenues in 2004 were generated by public relations and consulting services. During the fourth quarter of 2003, the magazine operations were sold and the Company shifted its focus to providing marketing and communications services to the sports media arena. As a result, revenues between quarters are not comparable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

General and administrative expenses were $53,990 versus $97,032 for the quarters ended September 30, 2004 and 2003, respectively. In both quarters, G&A expenses consisted primarily of management and consulting expenses, including legal and accounting.

As a result of the above, the Company incurred a loss from operations of $79,623 for the quarter ended September 30, 2004, compared to a loss of $301,286 for the quarter ended September 30, 2003. Interest expense was $32,961, compared to $163,505 for the quarters ended September 30, 2004 and 2003, respectively. The decrease resulted directly from a decrease in company debt. After factoring in interest and other non-operating expenses, the Company incurred a loss of $112,585, or $0.001 per share, for the quarter ended September 30, 2004, compared to a loss of $464,791, or $0.01 per share, for the quarter ended September 30, 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Revenues for the nine-month period ended September 30, 2004 were $26,825 compared to $4,308 for the similar period ended September 30, 2003. Revenues in 2003 were generated from the sale of magazines, whereas revenues in 2004 were generated by public relations and consulting services from the Company shifting its focus to providing marketing and communications services to the sport media arena. As a result, revenues between periods are not comparable.

General and administrative expenses were $281,002 versus $262,048 for the nine-month periods ended September 30, 2004 and 2003, respectively. In 2004, the Company resumed operations under a new business strategy that includes providing marketing and communications services to the sport media arena. Included in G&A expenses for the three periods is $93,150 in imputed salary for the Company's president. Consulting expenses were $177,300 and $355,320 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Other income and expense items included $175,852 in interest expense recognized in the nine months ended September 30, 2004, compared to interest expense of $510,727 in the nine months of the prior year. The decrease was attributed to a decrease in the Company's debt obligations.

As a result of the above, the Company incurred a loss of $611,182, or $0.008 per share, for the nine months ended September 30, 2004, compared to a loss of $1,129,212, or $0.03 per share, for the nine months ended September 30, 2003.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $10,284,672. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of September 30, 2004, the Company had no cash and current assets, and current liabilities of $2,514,879. The Company's primary available source for generating cash for operations is through the issuance of preferred stock and promissory notes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company continues to issue common stock to retire debt obligations and to pay for ongoing operating expenses. Management anticipates the need to raise additional capital through the issuance of common and/or preferred stock; however, there are no immediate plans to do so. If the event the Company is unable to raise additional capital for operations through the issuance of stock, and if the Company is unsuccessful in converting or renegotiating a substantial portion of its debt obligations, there is substantial doubt about the Company's ability to continue as a going concern.

PART II.

Other Information

Item 1.	Legal Proceedings
The Company is presently being sued by one of its creditors for $6,000. The outcome of this suit cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

Item 2.	Changes in Securities
During the nine months ended September 30, 2004, the Company issued 1,130,000 shares of its common stock for services rendered at $0.04 to $0.08 per share. The Company also issued 2,333,511 shares of its common stock valued from $0.03 per share to $0.08 per share upon the conversion of promissory notes. Additionally, the Company issued 44,500 shares of it preferred stock for cash at $1.00 per share. Also, during the period, the Company cancelled 204,167 common shares due to non-performance of services.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.2 Principal Financial Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004	/s/ Gordan F. Lee
GORDAN F. LEE
CHIEF EXECUTIVE OFFICER

International Sports and Media Group, Inc.

a Nevada corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gordan F. Lee, certify that:

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

Dated: November 12, 2004

/s/ Gordan F. Lee
Gordan F. Lee
Chief Executive Officer

International Sports and Media Group, Inc.

a Nevada corporation

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

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

Dated: November 12, 2004

/s/ Yan K. Skwara
Yan K. Skwara
Principal Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Gordan F. Lee, Chief Executive Officer of International Sport & Media Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2.  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2004

 /s/ Gordan F. Lee

Gordan F. Lee
CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan K. Skwara, Principal Financial Officer of International Sport & Media Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2.  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2004

 /s/ Yan K. Skwara
Yan K. Skwara
PRINCIPAL FINANCIAL OFFICER