Form 10KSB
period 2004-12-31
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2005-04-15
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2004

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
11301 Olympic Blvd., Suite 680, Los Angeles 90064
(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (310) 445-2599

Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 par value (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most fiscal year: $22,825

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 29, 2005 was approximately $1,169,475.21 based on the last sale price of $0.01 as reported by the NASD Over-The-Counter Bulletin Board.

As of March 29, 2005, Registrant had outstanding 161,068,942 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

International Sports and Media Group, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

    This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6, contains forward-looking statements, as that term is defined in the statutory safe harbors, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of International Sports and Media Group, Inc. and its consolidated subsidiaries (the “Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the items discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6 of this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

Historical

International Sports & Media Group, Inc. was incorporated on December 12, 1995, under the laws of the State of Nevada under the name Roller Coaster, Inc. The company engaged in no operations prior to February 10, 2000. On February 10, 2000, we issued 5,284,369 shares of our previously unissued common stock to the shareholders of San Diego Soccer Development Corporation, a California company ("SDSDC") in exchange for all of the issued and outstanding shares of SDSDC as part of a merger transaction. In December 1999, the Board of Directors of SDSDC had unanimously agreed to a merger with the company, which was then a publicly-traded corporation with no operations or tangible assets. The merger was approved by a vote of shareholders on February 7, 2000. Following the merger, the company assumed SDSDC's reporting obligations under the Securities Exchange Act of 1934. The Articles of Incorporation of Rollercoaster, Inc. were subsequently amended to change its name to San Diego Soccer Development Corporation, and later to International Sports & Media Group, Inc.

In  2002,  we  commenced  development  of  a  monthly soccer publication, "90:00 Minutes  Soccer  Magazine"  which  earned  revenues  through  advertising, subscriptions and newsstand sales. We published the premier issue of "90:00 Minutes" in July 2002. On October 27, 2003, we entered into an agreement with LiveWire Sports Group, Inc. to transfer ownership of 90:00 Minutes Magazine to LiveWire in exchange for the cancellation of its $19,740 debt to that company. As part of its agreement with LiveWire, we transferred all intellectual property associated with the magazine to LiveWire, including the website located at www.90soccer.com.

We have a limited right to continue to solicit advertising for the magazine, and LiveWire will provide five full pages in the magazine per issue to be used by us or advertising obtained by us. We will receive a commission of 90% of monies received from advertisers utilizing the five guaranteed pages and between 10% and 20% on all advertising thereafter.

In 2004, we focused on operations through our subsidiaries, Pan American Relations, Inc. and Global Hospitality Group. Pan American Relations was formed to offer public relations services to small private and public companies, while Global Hospitality Group, was focused on licensing fast food operations, including the All-American Burger concept. As of December 31, 2004, we have abandoned operations relating to these subsidiaries but will continue the All American Burger concept on a limited basis through International Sports and Media Group, Inc.

We are currently working on the revision and implementation of our business plan with the objective of making the company a premier sports and news media firm which offers a broad range of services to attract top clients and corporations. As part of the implementation of our new business plan and our broader focus, we have entered into several relationships in the past year that we feel will aid us in achieving these goals. One of those relationships is with American IDC (ACNI) which is a publicly traded company specializing in technology focused on the internet. We entered into a Joint Venture Agreement with ACNI, whereby the company intends to enhance the operations by signing potential clients to broadcasting agreements with the Group from sports teams, to film, which include both video libraries and live streaming rights. ACNI in return will provide necessary technology to ISME to complete and enhance current and future projects.

On November 29, 2004, we entered into a purchase and sale agreement with TSV Media for the purchase of its www.ussocceruk.com website, in exchange for 2,500,000 shares of common stock along with $25,000. On January 18, 2005, we modified the agreement to acquire the website for $25,000 and enter into independent consulting agreements with the principals of TSV for certain consulting services related to the website, and completed the acquisition of the USSoccerUK.com website from TSV Media.

Business  Overview

Golo  Lotto

On February 7, 2003, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Latin American Futbol Corporation ("LAFC"), whereby we agreed to purchase 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world. The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of our common stock. Under the Purchase Agreement, LAFC was entitled to 50% of the future net revenues generated by the Golo Lotto website. During the first quarter of 2003, we paid LAFC $20,000 in cash, and issued the negotiated 1,500,000 shares of common stock (valued at $75,000, or $0.05 per share). These payments, totaling $95,000, were classified as "deposit on asset purchase" in our financial statements. Under the terms of the Purchase Agreement, we were required to pay the balance of $14,000 to LAFC by December 31, 2003, or become subject to the termination provisions of the contract, which would allow LAFC to reclaim the assets of Golo Lotto and keep all monies paid by the company. The final payment was made on October 10, 2003.

Golo Lotto is an on-line Internet gaming website that allows wagering on various sporting events around the world. Golo Lotto, a corporation registered through the Netherlands Antilles, offers a state of the art website (www.gololotto.com) that allows wagering on various sporting events from around the world, including over 27 different Soccer Leagues. Golo Lotto offers numerous payment methods and a secure online system. Golo Lotto was the first online lotto to support and sponsor professional clubs in Latin America, including Club Bucaramanaga, Club Tolima, and Club Macara. Currently, Golo Lotto has an existing website, but traffic to the site is minimal and is not generating revenues. Golo Lotto has an agreement with Costa Rican International Sports Book ("CRIS") to manage "backend" operations from customer service, money transactions, game set up and site operation.

Once the final payment to LAFC was made, we intended to sell and/or transfer our ownership interest in Golo Lotto to an independent third party operator, while retaining a marketing agreement that will enable us to generate revenues based on site traffic and profits, while not participating in the gaming operations or having a direct interest in a gaming operation. However, at the time of the final payment in October, we had no purchaser for the assets and after careful consideration of the terms of the Purchase Agreement, the company's Board of Directors determined that it would be in the best interest of the company not to own or control the assets of Golo Lotto, but to simply make use of its website and other proprietary intellectual property to market the gaming services of Golo Lotto. Accordingly, we, along with LAFC, have restructured the Purchase Agreement into an Exclusive License and Marketing Services Agreement (the "License and Marketing Services Agreement"). Payments made under the Purchase Agreement acted as consideration for the License and Marketing Services Agreement and were reclassified as "license fees" on our financial statements. At December 31, 2004 we had yet to perform any marketing services. The prepaid license fee was determined to be impaired and the remaining balance was expensed.

Despite the "worldwide" nature of the license, neither the company nor Golo Lotto will market Golo Lotto's gaming services to users within the United States or any other jurisdiction in which its activities would be prohibited. Golo Lotto will retain ownership of its website and other assets, and the company will retain earnings based on royalties equal to 50% of the gross revenues generated through its marketing activities, which royalties would be paid out monthly. Under the terms of the agreement, we are responsible for our own expenses incurred in connection with the marketing services, excluding extraordinary pre-approved expenses that would be reimbursed by Golo Lotto. The agreement is for a perpetual term that is terminable only upon a showing of cause upon 90 days prior written notice. The agreement expressly provides that we shall have no control over the operations of Golo Lotto, nor will it provide web-hosting services.

Although we have undertaken no marketing efforts to date, we intend during 2005 to direct our marketing efforts involving Golo Lotto to the following target markets:

-  1.5  million  Internet  users  in  Columbia

-  3.2  million  Internet  users  in  Chile

-  6  million  Internet  users  in  Argentina

 - 7  million  Internet  users  in  Mexico

-  8  million  Internet  users  in  Brazil

We believe that there are also several Internet cafes, bars, stores, and areas throughout the capital cities of these countries where the website may be accessed by soccer fans.

Golo Lotto will be marketed in the above countries with top professional teams and federations to include marketing rights such as stadium boards, naming rights for tournaments, clothing sponsorships and links on official pages, among others. Under the License and Marketing Agreement, we will work with these groups to try to implement marketing rights to fully exploit Golo Lotto in Latin America. Some of the rights we will work to obtain on behalf of Golo Lotto include the following:

·

postings on standard billboards,

·

placement of the logo in magazines and other print media,

·

advertising on tickets and programs,

·

placement on and around stadiums,

·

placement on products sold within stadiums (such as shirts, socks, etc.),

·

placement of the logo on the surface of official balls,

·

placement of the logo on official team and federation websites, and

·

free television advertising as part of our agreements with teams, leagues and television stations.

It  is expected that the President of International Sports and Media Group, Inc. will  spend  approximately  2  hours  per  week  on  Golo  Lotto.

LAFC  Consulting  Agreement

In November 2003, we entered into a Marketing Services Consulting Agreement with LAFC, pursuant to which we paid LAFC an annual up front fee of US $184,000 in exchange for its services for the one year (12 month) term of the agreement. This "LAFC Consulting Agreement" expired in November 2004 and was not renewed.

Hospitality

The  All  American  Burger

Through  our  former  subsidiary,  Global  Hospitality  Group,  a  California corporation, in February 2004, we entered into a license agreement with Haig International, Inc., owner of the original The All American Burger, located in Los Angeles, California. Under the license agreement, we licensed the right to use the name and logo of The All American Burger, to establish The All American Burger restaurants, and to offer franchises for The All American Burger restaurants. The exclusive license agreement has a term of 20 years. We currently are focusing less than 10 hours per month towards the All American franchise projects due to uncontrollable circumstances. Further, the original All American Burger location in Los Angeles is currently non-operational due to the loss of the leased space.

Media

Total  Soccer  Network

We have created and are marketing the Total Soccer Network (TSN). TSN is and will consist of multiple internet properties focused on the sport of soccer. Each site will have a purpose, including but not limited to, cross marketing qualities with other sites. Currently, we own the internet property USSoccerUK.com, which is a content driven site focused on the professional aspect of soccer in the United States and abroad. In addition to USSoccerUK.com, we are developing TotalSoccerNetwork.com using Broadband Internet Television (BIT) technology in conjunction with American IDC. Also, we are currently revamping our gaming site, GoloLotto.com.

One of the first projects within the "Total Soccer Network" will include the recent "media rights" agreement signed for the use of the El Salvador National Soccer Team on February 2, 2005. This will allow us to provide live and archived soccer matches via the internet utilizing BIT technology. These games will be available live and "On Demand". This service will be available on a monthly subscription or a "pay per view" fee.

Marketing

SmartSMS

We have launched the new SmartSMS marketing campaign in which companies enhance client experience by allowing them to interact with current activities within the company through their mobile phones. SMS has many applications which include, but are not limited to, message alerts, downloadable media (such as wallpaper, ring tones, games and video), and voting polls.

SMS not only allows companies to provide more to its current and future clients but it also provides a new avenue for advertisers to reach potential buyers directly. This is done in a very targeted method.

Subsequent to December 31, 2004, on January 3, 2005 we launched our SMS services with our current internet property, USSoccerUK.com, to allow current customers to sign up for the service and receive the latest professional soccer news directly to their mobile phone for a fee of $.50 per alert.

On January 26, 2005 we signed a SMS marketing deal with the United States Basketball League to enhance current fan relations with the league and its teams. This marketing agreement will include alerts, corporate advertising, and downloads.

All  SMS  campaigns  are  in conjunction with SmartSMS, which is a subsidiary of American  IDC.

Internal  Marketing

In marketing our products and services, we will utilize our relationship with ACNI as well as International Sports and Media Group's own contacts in the Soccer and Sports industry to build relationships with professional sports organizations around the world to create synergies with international leagues to attract large corporate sponsorship. We will also work to create a "partner" type relationship with our existing customers to increase our marketing down to their participants and peers and will cross-sell additional services into existing accounts. One of the primary focuses of our marketing strategy is the development of brand recognition for our clients.

Now that we have acquired USSoccerUK.com, we will market to the current clientele of this site along with cross marketing other internet properties.

Services provided will include, but not limited to, providing content, SMS (text messaging)  and  streaming  video.

Competition

Golo  Lotto

Competition in the online gaming industry is intense, with numerous websites dedicated to sports wagering. Through our marketing efforts, we intend to carve out a niche in the market for Golo Lotto by catering to the Latin American market with an emphasis on soccer and other regional sports. Some of our primary competitors in this arena include:

-  LadBrokers.com  is  currently  one  of  the  largest Internet-betting portals available,  with  heavy  concentration  on  soccer.  The  primary  business concentration  of  LadBrokers.com  is  in  the  United  Kingdom  and surrounding countries.

- William Hill (willhill.com) - an England-based Internet-betting portal that has most of its concentration in the United Kingdom. William Hill is publicly traded on the London Stock Exchange, and has experienced outstanding growth over the past year.

In addition, there are a number of smaller gaming sites that do not focus on the sport of soccer/futbol. The majority of these sites are in Europe for most sport books, and that is why we feel that the Latin American market offers so much potential.

Media

We feel with our new direction of focusing on professional sports with the use of new technologies such as BIT and SMS, we are ahead of the curve in the United States. Our media efforts will be cutting edge and innovative.

There are millions of soccer fans alone in the United States that have cell phone and broadband internet television. We look to capture the need for timely media presentation which currently no other US company is providing within professional soccer in the US.

Government  Regulation

Our activities will be subject to U.S. and foreign government regulation to varying extents. We are unable to predict the cost of compliance with all federal, state, local and foreign laws. The laws and regulations governing our activities may change from time to time, causing us to incur additional costs for compliance with new regulations.

Pursuant to the terms of the License and Marketing Agreement with Golo Lotto, we will be participating, albeit indirectly, in an industry that is highly regulated. Federal law prohibits the operation of gaming websites on U.S. soil in addition to the solicitation of wagering from persons domiciled in the U.S. We believe that our operational model avoids government regulation and allows the Company to operate legally for several reasons. First, Golo Lotto has retained complete control over its operations and the company will not directly engage in the gaming industry. Second, Golo Lotto is domiciled in the Netherlands of the Antilles and all of its operations take place outside of the United States. Third, Golo Lotto does not solicit nor accept wagering from the United States or other countries in which such online gaming is prohibited. Lastly, Golo Lotto does not, in and of itself, perform any bookmaking services. Golo Lotto is a storefront that solicits bets from customers and places those bets with a third party. However, neither the company nor Golo Lotto has received a written legal opinion as to whether the marketing activities conducted under the License and Marketing Agreement will subject the company to gaming regulations.

Each of The All American Burger restaurants will be subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants. We will also be subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. A significant number of our employees will be paid at rates related to the federal and state minimum wage and increases in the minimum wage will increase our labor costs. In addition various proposals which would require employers to provide health insurance for all of their employees are being considered from time to time in the U.S. Congress and various states. The imposition of any such requirement would have a material adverse impact on the planned operations of the company and the financial condition of the fast food restaurant industry. We will be subject to certain guidelines under the Americans with Disabilities Act of 1990 (ADA), and various state codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities. We will also be subject to various evolving federal state and local environmental laws governing, among other things, emissions to the air, discharge to waters and the disposal of hazardous and non-hazardous substances and wastes.

Employees

We presently employ two people, our Chief Executive Officer, Gordon F. Lee,  and our President, Yan Skwara. All other relationships are in the form of independent contractors and consultants.

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

We do not carry director and officer liability insurance, but we have agreed to indemnify our officers and directors against any personal liability incurred as a result of their association with the Company. This agreement has not been formalized in writing. We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act of 1933 (the "Act") is against public policy as expressed in the Act, and is, therefore, unenforceable. If a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to court of appropriate jurisdiction. We will then be governed by the court's decision.

Intellectual  Property

We  hold one trademark on the name "San Diego Flash." We will protect our current and future intellectual property through license agreements and trade and services marks on marks owned by International Sport and Media Group.

Research and Development Activities

In the last two fiscal years, we did not spend any funds on research and development activities.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. We lease approximately 1,000 square feet of office space in San Diego, California, on a month to month basis at a rate of US $1,300 per month. In connection with the appointment of Gordon F. Lee as Chairman and Chief Executive Officer of the Company on October 5, 2004, we moved our corporate offices to 11301 Olympic Blvd., Suite 680, Los Angeles, California 90064.

ITEM 3. LEGAL PROCEEDINGS

On May 22, 2003, a stipulated judgment in the amount of $7,000 was rendered against us in an action brought by Peter and Patricia Passaretti in the Superior Court of California, County of San Diego on October 22, 2002 for collection on a convertible note issued by us on December 3, 1999. While supplemental proceedings were undertaken by the Passarettis, no further action has been taken to collect on this judgment.

On September 17, 2003, AA One Litho, Inc. filed a complaint against us, alleging breach of contract in connection with services rendered to the company. AA One prayed for damages in the amount of $13,448.28 plus interest at the rate of 10% per year as of April 25, 2003, and attorneys' fees of US $660.00. The court imposed judgment for the full amount and no further action has been taken by AA One at this time.

On November 10, 2004, Shogun Investment Group, Ltd. filed a complaint against the company in District Court in Clark County, Nevada related to certain claims alleged by Shogun regarding collection on a promissory note in the face amount of $80,000.00 and 10% interest per annum, allegedly due July 30, 2004. In January 2005, Shogun dismissed its claim in exchange for 2,000,000 shares of restricted common stock, valued at $.02 per share.

In November 2004, attorneys for a previous vendor of the Company contacted the company regarding an unpaid balance of $11,500 for advertising time. No claim has been filed as of December 31, 2004.

In December 2004, collection attorneys for a former law firm of the Company contacted the Company regarding an unpaid balance of $22,774 for legal services. The Company has worked out a payment plan of $250 per month.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On December 15, 2004, we held our annual meeting of shareholders. The following sets forth the matters voted on at the meeting and the results of such voting:

ITEM	VOTES FOR	VOTES AGAINST OR WITHHELD	ABSTENTIONS AND BROKER NON-VOTES
Election of Yan Skwara as director	65,318,420
Election of Lonn Paul as director	65,318,420
Election of Gordon F. Lee as director	65,318,420
Ratification of the appointment by the Board of Directors of HJ Associates & Consultants, LLP, independent certified public accountants, as the Company's independent auditors for the current fiscal year	65,318,420
Amendment of the Company's Articles of Incorporation to increase the authorized common stock from 150,000,000 shares to 500,000,000 shares	65,318,420
Amendment of the Company's Articles of Incorporation to increase the authorized preferred stock from 50,000,000 shares to 75,000,000 shares	65,318,420

All items were approved by the shareholders at the annual meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is currently traded on the OTCBB under the symbol "ISME." Previously, it was traded on the Pink Sheets since January 2000. The following table sets forth the trading history of the common stock on the Pink Sheets and the OTCBB for each quarter of the last two fiscal years and the first quarter of 2005, as reported by Yahoo Finance Historical Prices (www.finance.yahoo.com). The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Endings	Quarterly High	Quarterly Low	Quarterly Close
3/31/03	0.05	0.01	0.04
6/30/03	0.05	0.01	0.03
9/30/03	0.11	0.01	0.08
12/31/03	0.21	0.01	0.10
3/31/04	0.10	0.03	0.04
6/30/04	0.09	0.03	0.04
9/30/04	0.05	0.01	0.02
12/31/04	0.04	0.01	0.02
3/31/05	0.03	0.01	0.01

Holders

    As of December 31, 2004, there were approximately 872 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors.

Recent Sales of Unregistered Securities

This information has been previously reported.

Dividends

    We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

Stock  Option  Plan

In December 2004, we adopted a 2004 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 15,000,000 shares underlying the Stock Plan on S-8 Registration Statement. All 15,000,000 shares have been issued out of this plan. We also issued 15,000,000 shares to our executive officers pursuant to independent employment agreements and registered such shares on a Form S-8.

Subsequent to December 31, 2004, on March 21, 2005, we adopted the 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 20,000,000 shares underlying the Stock Plan on S-8 Registration Statement on March 25, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

In the beginning of fiscal 2004, we had revised the business plan to focus our attention on four areas of business, including corporate communications, marketing, media and hospitality.  In January 2004, we changed the name of the Company to “International Sports & Media Group, Inc.” to better reflect our new business plan. In 2004 we continued with our efforts with Corporate and Public relations through Pan American Relations.  In addition, we continued efforts with our hospitality area of business through our subsidiary, Global Hospitality Group. As of December 31, 2004, we have abandoned operations relating to these subsidiaries but will continue the All American Burger concept on a limited basis through International Sports and Media Group, Inc.

In the third and fourth quarter of 2004, we continued ongoing revision and implementation enhancements of our business plan to execute the objective of making the Company a premier global marketing and communications firm which offers a broad range of services to attract top clients and corporations. As part of the implementation of our business plan and our broader focus, we have entered into several relationships in the past few months which we feel will aid us in achieving this goals. Those relationships included naming Gordon Lee as the company’s new CEO, a joint venture agreement with American IDC, and the acquisition of the internet property of USSoccerUK.com from TSV Media LLC.

Business Development

Total Soccer Network

In the fourth quarter of 2004, with the acquisition of USSoccerUK.com, we created and started marketing the Total Soccer Network (TSN). TSN is and will consist of multiple internet properties focused on the sport of soccer.  Each site will have purpose but not limited to cross marketing qualities with other sites. Currently, we own the internet property USSoccerUK.com (see “USSoccerUK.com” below), which is a content driven site focused on the professional aspect of soccer in the United States and abroad.  In addition to USSoccerUK.com, we are developing TotalSoccerNetwork.com using Broadband Internet Television (BIT) technology in conjunction with American IDC. Also, we are currently revamping our gaming site, GoloLotto.com.

Total Soccer Network is a growing network of soccer oriented online properties encompassing both areas of revenue generation and content sites to effectively blanket the online sector of the sport. The goal is to grow the network though organic site development, prudent acquisition and joint ventures. This strategy has been highlighted most recently in the acquisition of the high profile site, www.ussocceruk.com.

USSoccerUK.com

On November 19, 2004 we entered into an agreement to acquire www.ussocceruk.com directly from TSV Media LLC through a combination of cash and common stock. This acquisition enables ISME to expand this highly touted soccer news site within its total soccer network. With its extensive readership, and existing premium subscriber service, www.ussocceruk.com is slated to become the cornerstone of ISME’s “total soccer network”. The “total soccer network” supports USSoccerUk.com, ISME’s gaming site GoloLotto.com, Broadband Internet Television (BIT) channel www.soccertv.tv as well as its newly launched soccer advertising network.

On January 18, 2005 we modified this agreement to acquire the website for $25,000 and enter into independent consulting agreements with the principals of TSV for certain consulting services related to the website.

USSoccerUK.com has been in operation for many years and has a tremendous following through its content and message boards.  USSoccerUK.com will continue to receive it content from TSV Media LLC, who also provides content for such sites as MLSNet.com (official site of Major League Soccer) and SoccerNet.com (one of ESPN’s soccer sites).

Golo Lotto

On February 7, 2003, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Latin American Futbol Corporation (“LAFC”), whereby the Company agreed to purchase 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world.  The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of the Company’s common stock.  Under the Purchase Agreement, LAFC was entitled to 50% of the future net revenues generated by the Golo Lotto website.

Golo Lotto is an online Internet gaming website that allows wagering on various sporting events around the world.  Golo Lotto, a corporation registered through the Netherlands Antilles, offers a state of the art website (www.gololotto.com) that allows wagering on various sporting events from around the world, including over 27 different Soccer Leagues. Golo Lotto offers numerous payment methods and the most secure online system. There will be a full 24-hour customer service support team that will take calls from existing clients or those interested in registering and wagering. Golo Lotto was the first online lotto to support and sponsor professional clubs in Latin America, including Club Bucaramanaga, Club Tolima, and Club Macara.  Currently, Golo Lotto has an existing website, but traffic to the site is minimal and is not generating revenues. Golo Lotto has an agreement with Costa Rican International Sports Book (“CRIS”) to manage “backend” operations from customer service, money transactions, game set up and site operation.

Once the final payment to LAFC was made, we intended to sell and/or transfer the Company’s ownership interest in Golo Lotto to an independent third party operator, while retaining a marketing agreement that would enable us to generate revenues based on site traffic and profits while not participating in the gaming operations or having a direct interest in a gaming operation; however, at the time of the final payment in October, we had no purchaser for the assets and after careful consideration of the terms of the Purchase Agreement, our Board of Directors determined that it would be in the best interest of the Company not to own or control the assets of Golo Lotto, but to simply make use of its website and other proprietary intellectual property to market the gaming services of Golo Lotto. Accordingly, we, along with LAFC, have restructured the Purchase Agreement into an Exclusive License and Marketing Services Agreement (the “License and Marketing Services Agreement”). Payments made under the Purchase Agreement acted as consideration for the License and Marketing Services Agreement and were reclassified as “license fees” on our financial statements.  At December 31, 2004 we had yet to perform any marketing services. The prepaid license fee was determined to be impaired and the remaining balance was expensed.

Despite the “worldwide” nature of the license, neither the Company nor Golo Lotto will market Golo Lotto’s gaming services to users within the United States or any other jurisdiction in which its activities would be prohibited.  Golo Lotto will retain ownership of its website and other assets, and the Company will retain earnings based royalties equal to 50% of the gross revenues generated through its marketing activities, which royalties would be paid out monthly.  Under the terms of the agreement, the Company is responsible for its own expenses incurred in connection with the marketing services, excluding extraordinary pre-approved expenses which would be reimbursed by Golo Lotto.  The agreement is for a perpetual term that is terminable only upon a showing of cause upon 90 days prior written notice.  The agreement expressly provides that the Company shall have no control over the operations of Golo Lotto, nor will it provide web-hosting services.

We believe that the License and Marketing Agreement will allow us to profit from operations of the Golo Lotto website through our assistance in enhancing the marketing profile of the site, without exposing the Company to the potential liabilities associated with owning and operating a gaming business. We can give no assurance that the License and Marketing Agreement, as structured, will not be found to be in violation of applicable restrictions on gaming activities or that our activities in marketing Golo Lotto will not be found to constitute web-hosting and possibly subject the Company to liability in the jurisdictions in which the site is offered. Pursuant to the License and Marketing Agreement, the Purchase Agreement would be terminated and superseded in its entirety by the License and Marketing Agreement.

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

Futbol lotto’s around the world have grossed billions of dollars. We believe that this represents a niche market that needs an aggressive marketing approach. We intend to direct our marketing efforts to the following target markets:

-

1.5 million Internet users in Columbia

-

3.2 million Internet users in Chile

-

6 million Internet users in Argentina

-

7 million Internet users in Mexico

-

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

American IDC Joint Venture Agreement

In July 2004 we entered a joint venture agreement with American IDC Corporation to offer a Broadband Internet Television (BIT) Channel specifically aimed at soccer. Approximately 3 billion people in over 200 countries view soccer matches annually and broadband continues to grow at a double-digit rate. We plan to offer games via live streaming or downloadable taped games from their access to world-class soccer libraries as well as the creation of an online soccer fan community with multiple revenue based opportunities to market everything from game highlights to various soccer memorabilia and their unique team sportswear products.

American IDC Corporation plans to bring TV channels over the internet, also called Broadband Internet Television (BIT).  We will build revenues in North America, Europe, Latin America and Asia by meeting with existing marketing network of top professional soccer teams, leagues, organizations, channels and entertainment groups including contacting potential sponsors and advertisers for the broadcasting rights.

With the creation of this joint venture, American IDC’s BIT system enters the sports arena along with their growing lineup of “BIT” channels. We will supply its knowledge of promoting soccer and sports marketing while American IDC will supply the state of the art technology, including all hardware, site locations, and the ability to upload and download virtually all programs including sporting events.

International Sports and Media Group, Inc.,  New Chairman/CEO

In October 2004, we brought in Gordon Lee for the position of Chairman and CEO. Former Chairman and CEO Yan Skwara continues to serve as Company President and director of the company.

Champ Thai Inter Beverage Strategic partnership

In early November 2004, we initiated a partnership with Champ Thai Inter Beverage Company to create a new energy drink vertical. We signed a two-year contract to market and distribute private label energy drinks for the sports and entertainment industry.

This partnership allows us to expand offerings to current customer base and hospitality vertical. Champ Thai Inter Beverage, has several different drinks flavors and sizes and has agreed to private label its product for us. We will be targeting different market brands to create private label products in various industry sectors.

SmartSMS Agreement

In December 2004 we came to an agreement, through Total Soccer Network (TSN) and its Soccer Internet Media Division, with SmartSMS to develop, host and deliver real time soccer, news, scores, stats, trivia, video clips and other content to Total Soccer Network (TSN) subscribers.

Total Soccer Network (TSN) will be utilizing SMS technology to deliver up to the minute soccer news and video to our database of diehard soccer fans.  This agreement will help us sell more to our existing subscribers and it will also make our content available to over 180 million potential mobile phone subscribers in the US alone.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

   Revenues

    Total revenues increased from US $14,308 for the year ended December 31, 2003 to $22,825 for the year ended December 31, 2004 due to the increase in consulting revenues.

    Operating Expenses

    Operating expenses during the year ended December 31, 2004 increased US $345,916 from the year ended December 31, 2003, to US $1,621,329 from US $1,275,413. The increase is primarily attributable to an increase in general and administrative fees from US $333,268 in 2003 to US $897,482 in 2004 offset by a reduction in consulting expenses of US $363,187 as these expenses decreased from US $878,586 to US $515,399, an increase in payroll and payroll tax expenses of US $32,995 and an increase in depreciation and amortization expense of US $111,894, primarily resulting from the immediate expensing of the remaining book value of the prepaid licensing fee to LAFC. The increase in general and administrative fees is a result of an increase in professional services. The decrease in consulting expenses is a result of the non-renewal of the consulting arrangement with LAFC.

    Other Income ( Expense)

    Other expense was US ($302,301) for the year ended December 31, 2004, compared to other income of US $242,638 for the year ended December 31, 2003. The increase in other expense is due primarily to a loss on extinguishment of debt in the amount of $80,982 and interest expense of $221,319.  On December 31, 2003, the Company had a gain in the settlement of debt of US $869,213 recognized on the settlement of the Company's notes issued to Broadleaf Capital Partners. In addition, the Company recognized a gain equal to US $57,691 on the sale of magazine. Interest expenses decreased by US $462,947 to US ($221,319) from US ($684,266) due to a repayment of certain outstanding notes.

    Net Loss

    As a result of the above-mentioned factors, the Company incurred a loss of US $1,900,805 an increase from US $1,018,467 in 2003. As stated above, the increase in loss is primarily attributable to an increase in general and administrative fees and the increase in other expense is due primarily to a loss on extinguishment of debt.

Liquidity and Capital Resources

    Cash Position For Fiscal Year Ended December 31, 2004  vs. December 31, 2003

   As of December 31, 2004, the Company had negative working capital of US $2,609,000. From inception through December 31, 2004, the Company had recorded an accumulated deficit of US $11,574,295. As of December 31, 2003, the Company had negative working capital of US $2,175,023. From inception through December 31, 2003, the Company had recorded an accumulated deficit of US $9,673,490.

    At December 31, 2004 and 2003, our auditors expressed a formal auditors' opinion that our financial position raised "substantial doubt about our ability to continue as a going concern." We incurred net losses of US $1,900,805 and US $1,018,467 for the fiscal years ended December 31, 2004 and 2003. We used cash in operations totaling US ($341,322) and US ($668,521) for the fiscal years ending December 31, 2004 and 2003, respectively.

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

    Our broad, overall, higher growth business strategy, requires significant development and capital expenditures. We will incur a substantial portion of these expenditures before we generate significantly higher sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until we can establish an adequate revenue-generating customer base. We expect losses through 2005, and we can give no assurance that we will achieve or sustain any positive cash flow or profitability thereafter.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the company. Primary areas where financial information of the company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Income  Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Recent  Accounting  Pronouncements

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation.  This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements.  This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005.  In addition, this new standard will apply to unvested options granted prior to the effective date.  We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

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

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

During the fourth quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors are as follows:

Name and Age	Position with the Company and Principal Occupations	Address
Gordon F. Lee (53)

Gordon F. Lee was elected Chairman and CEO of the company on October 5, 2004. Throughout his 25-year career, Mr. Lee has been involved with emerging growth companies in the private and public arena. His astute business acumen has been applied towards a variety of industries, including high-tech communications, e-commerce, mining, and oil and gas. Mr. Lee has held executive posts, including founder, partner, officer and director at such companies as USA Video corporation (OTCBB:USVO), Startek.com Inc. (OTCBB:STEK), Future Media Technologies (OTC:FMTF), American IDC Corp. (Pink Sheets:ACNI), Laser Vision Inc., Rose and Ruby Film Productions, and a number of natural resource companies, and has been featured in more than 300 influential media publications.

Mr. Lee is founder and former Chairman of USA Video Corp (OTCBB:USVO), a groundbreaking technology firm that introduced the world to "Video on Demand." VOD, an early version of today's video streaming on the Internet, delivers full-motion video and programs via a remote server to a television from a set top box. Mr. Lee is credited with building USA Video's significant market cap through forming strategic relationships with over 50 Fortune 500 companies and all the high-tech streaming video and Video on Demand services, systems, and innovative end-to-end solutions.

11301 Olympic Blvd. Suite 680 Los Angeles, CA 90064
Yan K. Skwara (40)

Yan K. Skwara, has been employed with the company since its inception as he is the Founder of International Sports and Media Group. Mr. Skwara is currently employed full-time with the Company and serves as President and Director and brings his prior experience in both the soccer and investment banking arena to the company. Mr. Skwara played both collegiate and professional soccer playing the sport for over two decades. Mr. Skwara signed his first professional soccer contract with Helene Essen in Germany in 1984 and played College Soccer for Cal State University of Los Angeles. Mr. Skwara was the President and General Manager of the San Diego Flash Pro Soccer Club from 1998 through 2001 guiding the club to the A-League (28 teams) semifinals twice back to back. Mr. Skwara is also the founder of 90:00 Minutes Soccer Magazine (www.90soccer.com) currently on newstands today. Mr. Skwara maintains a significant background in the sports marketing and communications industry.

3803 Mission Blvd., Suite 290 San Diego, CA 92109
Lonn Paul (33)

Lonn Paul, has served as a Director of the company since May 10, 2002. He is currently a member of the board of Directors and serves also as corporate secretary. Previously, Lonn Paul’s background in the game of soccer is significant in that he has been both a player, coach and manager of different youth and adult soccer teams in San Diego County. Lonn Paul also served on the board of directors for the Mesa Soccer Association in 1994 through 1997. Going back to 1987 through 1990, Lonn Paul worked in the restaurant industry for Rubios, McDonalds, and Burger King in the capacity of manager for these restaurant chains.

3803 Mission Blvd., Suite 290 San Diego, CA 92109

Audit Committee Financial Expert

The Company does not have an audit committee financial expert serving on its audit committee as its operations are still in the development stage.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company  with respect to its most recent fiscal year, and any written representation from such reporting person, the Company is aware of the following reports which were not timely filed:

Yan Skwara, the Company’s President and a director, failed to timely report the acquisition of 5,000,000 shares on November 2, 2004 and 4,500,000 shares on November 14, 2004.  These reports were subsequently made on February 4, 2005.

Gordon F. Lee, the Company’s Chief Executive Officer and a director, failed to timely report the acquisition of 23,000,000 shares on December 13, 2004. This report was subsequently made on January 5, 2005.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our officers and persons performing similar functions. This Code of Ethics is filed as an exhibit to this annual report.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended December 31, 2004, 2003 and 2002 paid to Gordon F. Lee, our Chief Executive Officer and Yan K. Skwara, our former Chief Executive Officer. No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2004.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

					Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Yan K. Skwara, Former Chief Executive Officer(1)	2002	$133,000 (2)	---	---	2,000,000	---	---
	2003	$133,000 (3)	---	---	5,000,000	---	---
	2004	$130,000(4)			5,000,000
Gordon F. Lee, Chief Executive Officer	2004	$184,000(6)	$200,000(5)		23,000,000

(1)

Mr. Skwara became Chief Executive Officer effective as of December 20, 2001 and resigned on October 5, 2004. Mr. Skwara now serves as President of the Company.

(2)

 Mr. Skwara received 2,000,000 restricted shares of common stock in January 2003 in lieu of salary accrued for 2002

(3)

Mr. Skwara received 4,500,000 shares of common stock valued at $.02 per share and 5,000,000 restricted shares of common stock valued at $.008 per share in lieu of cash compensation.

(4)

Salary for 2004 has been accrued but not paid.

(5)

Mr. Lee received 10,000,000 shares as a signing bonus on October 5, 2004.  The market price for these shares on October 5, 2004 was $.02.

(6)

Mr. Lee received 23,000,000 restricted shares of common stock on December 13, 2004 in payment for salary accrued in 2004.  The market price for these shares was $.008.

We have not issued options to purchase shares of our common stock to either officers or directors in return for services. We do not currently contemplate compensating independent directors for their services to the company. Directors who are also officers of the company receive no additional compensation for serving on the Board of Directors.

Employment Agreements

We have an employment agreement with Yan Skwara, our President and former Chief Executive Officer, whereby the company will pay Mr. Skwara a salary of $10,833 per month for a period of two years beginning June 15, 2004. In addition to base salary, bonuses for reaching certain milestones will be paid in cash or common stock, including the opening(s) of the All American Burger restaurants.

On October 5, 2004, we entered into an Employment Agreement with Gordon F. Lee, our Chief Executive Officer, whereby we will compensate Mr. Lee with $360,000 per annum, payable in cash or common stock and a signing bonus of 10,000,000 shares of common stock from our stock plan. This agreement expires September 30, 2006.

Employee Stock Option Plan

We have adopted a Stock Option Plan, whereby 15,000,000 shares may be issued to employees or consultants of the company. All shares have been issued from this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth certain information regarding the ownership of the Company's common stock as December 31, 2004  by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and each executive officer, and all executive officers and directors as a group. Each of the shareholders has sole voting and investment power with respect to the shares he beneficially owns.

Title of Class	Name and Address of Beneficial Owner	Amount of Nature of Beneficial Ownership	Percent of Class

$0.001 par value common stock	Gordon F. Lee, Chief Executive Officer 11301 Olympic Blvd., Suite 680 Los Angeles, CA 90064	33,000,000 shares	21.4%
$0.001 par value common stock	Yan K. Skwara, President 3803 Mission Blvd. Suite 290 San Diego, CA 92109	13,121,428 shares	8.5%

$0.001 par value common stock	Lonn Paul, Secretary and Director 3803 Mission Blvd. Suite 290 San Diego, CA 92109	50,000 shares	<1%
$0.001 par value common stock	Officers and Directors as a group	46,171,428 shares	30%

(1)

Percentages are based on total outstanding shares on December 31, 2004 of 153,983,682 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 19, 2004, we entered into a relationship with American IDC ("ACNI") which is a publicly traded company specializing in technology focused on the internet. Under the Joint Venture Agreement with ACNI, we plan to enhance the operations by signing potential clients to broadcasting agreements with the group from sports teams, to film, which include both video libraries and live streaming rights. ACNI in return will provide necessary technology to the company to complete and enhance current and future projects. Gordon F. Lee, the CEO of the company, is also the CEO and controlling shareholder of ACNI. The company is also involved in a marketing campaign with Smart SMS, which is a subsidiary of ACNI.

ITEM 13. EXHIBITS

  EXHIBIT NUMBER

  DESCRIPTION

  LOCATION

  3.1

  Articles of Incorporation

  Incorporated by Reference to Form 10-KSB filed May 27, 2003

  3.2

  By-Laws and Amended By-Laws

  Incorporated by Reference to Form 10-KSB filed May 27, 2003

  3.3

  Articles of Incorporation of SDSDC

  Incorporated by Reference Form 10-SB filed October 29, 1999

  3.4

  Bylaws of SDSDC

  Incorporated by Reference to Form 10-SB filed October 29, 1999

  3.5

  Amendment to Articles of Incorporation

  Incorporated by reference to Form 10-KSB filed April 13, 2004

  3.6
Amendment to Articles of Incorporation

  Filed Herewith

  4.1

  Certificate of Designations for Series A Preferred Stock

  Incorporated by Reference to Form 10-QSB filed November 19, 2003

  4.2

  Certificate of Designations for Series B Preferred Stock, as amended

  Incorporated by Reference to Form 10-KSB filed April 13, 2004

  4.3

  Form of Common Stock Certificate

  Incorporated by Reference to Form 10-SB/A filed October 22, 1999

  10.1

  Consulting Agreement with Creative Focus Productions dated September 30, 2003

  Incorporated by Reference to Form 8-K filed October 28, 2003

  10.2

  Rollercoaster, Inc. Merger Agreement

  Incorporated by Reference to Form 10-KSB filed May 27, 2003

  10.3

  Prestige Periodical Distributors Distribution Agreement

  Incorporated by Reference to Form 10-KSB filed May 27, 2003

  10.4

  Credit Line Loan Agreement with Broadleaf Capital Partners

  Incorporated by Reference to Form 10-KSB filed May 27, 2003

  10.5

  First Amendment to Credit Line Loan Agreement

  Incorporated by Reference to Form 10-KSB filed May 27, 2003

  10.6

  Agreement between LiveWire Sports Group, Inc. and Registrant dated October 26, 2003

  Incorporated by Reference to Form 8-K filed October 28, 2003

  10.7

  Golo Lotto Asset Purchase Agreement

  Incorporated by Reference to Form 10-QSB/A dated August 4, 2003

  10.8

  First Amendment to Golo Lotto Asset Purchase Agreement

  Incorporated by Reference to Form 10-QSB/A filed August 4, 2003

  10.9

  Latin America Futbol Corporation Marketing Services Consulting Agreement

  Incorporated by Reference to Form 10-QSB filed November 19, 2003

  10.10

  Golo Lotto Marketing and Licensing Agreement

  Incorporated by reference to Form 10-QSB filed November 19, 2003

  10.11

  Marketing Agreement with Academia de Futbol Tahuichi

  Incorporated by reference to Form 10-QSB filed November 19, 2003

  10.12

  Exclusive Licensing Agreement between Registrant and Haig International, Inc.

  Incorporated by Reference to Form 10-KSB filed April 13, 2004

  10.13

  Agreement between Registrant and 24th June Public Relations, Inc.

  Incorporated by Reference to Form 10-KSB filed April 13, 2004

  10.14

  Consulting Agreement with Goldtech Mining Corporation

  Incorporated by Reference to Form 10-KSB filed April 13, 2004

  10.15

  JV Agreement with Macias/Clark Media Group

  Incorporated by Reference to Form SB-2 filed April, 29, 2004

  10.16

  2004 Non-Qualified Stock & Stock Option Plan

  Incorporated by Reference to Form S-8 filed December 12, 2004 (File No. 333-120073)

  10.17

  Employment Agreement with Gordon F. Lee

  Incorporated by Reference to Form S-8 filed December 12, 2004 (File No. 333-120073)

  10.18

  Employment Agreement with Yan Skwara

  Incorporated by Reference to Form S-8 filed December 12, 2004 (File No. 333-120073)

  10.19

  Purchase and Sale Agreement with TSV Media

  Incorporated by Reference to Form 8-K filed January 28, 2005

  10.20

  Investment Agreement with Dutchess Private Equities Fund, II LP.

  Incorporated by Reference to Form 8-K filed February 4, 2005

  10.21

  Registration Rights Agreement with Dutchess Private Equities Fund, II LP.

  Incorporated by Reference to Form 8-K filed February 4, 2005

  10.22

  Joint Venture Agreement with American IDC

  Filed herewith

  10.23

  2005 Non-Qualified Stock & Stock Option Plan

  Incorporated by Reference to Form S-8  filed March 25, 2005

  14

  Code of Ethics

  Filed herewith

  21

  List of Subsidiaries

  Incorporated by Reference to Form 10-KSB filed April 13, 2004

  31.1

  Certification of Chief Executive Officer

  Filed herewith

  31.2

  Certification of Chief Financial Officer

  Filed herewith

  32.1

  Section 1350 Certifications

  Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Auditors

    The firm of HJ Associates & Consultants, LLP served as the Company's independent public accountants for the years ended December 31, 2004 and 2003, as well as December 31, 2002. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

    Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

    The aggregate fees billed by HJ Associates & Consultants, LLP for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended December 31, 2004 was $14,398  and December 31, 2003 was $30,197, respectively.

Audit-Related Fees

    Audit-related fees for the period ended December 31, 2004 were $5,581, compared to $2,521 for the period ended December 31, 2003. These fees consisted of services related to the registration statement on Form S-4 previously filed by the Company, as well as the Company's registration statement on Form S-8 and material event reports filed on Form 8-K during 2003.

All other fees

There were no fees for products and services provided by the principal accountant, other than services listed above,  during the last two fiscal years.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT

SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

    In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Sports and Media Group, Inc.

 Date: April 14, 2005

By: /s/ Gordon F. Lee
Gordon F. Lee, Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date: April 14, 2005

By: /s/Gordon F. Lee
 Gordon F. Lee
 Chief Executive Officer

 Date: April 14, 2005

By: /s/ Yan K. Skwara
Yan K. Skwara
President, Chief Financial Officer (Principal Accounting Officer)  and Director

 Date: April 14, 2005

By: /s/ Lonn Paul
Lonn Paul, Secretary and Director

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

C O N T E N T S

Report of Independent Registered Public Accounting Firm

 F3

Consolidated Balance Sheet

 F4

Consolidated Statements of Operations

 F5

Consolidated Statements of Stockholders’ Equity Deficit

 F6

Consolidated Statements of Cash Flows

 F8

Notes to the Consolidated Financial Statements

   F10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

International Sports and Media Group, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheet of International Sports and Media Group, Inc. at December 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Sports and Media Group, Inc. at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the consolidated financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 7, 2005

F3

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Consolidated Balance Sheet

   ASSETS

December 31,

  2004

 CURRENT ASSETS

Cash
$
11

Total Current Assets

   11

 PROPERTY AND EQUIPMENT (Net) (Note 2)

   322

 OTHER ASSETS

Website Rights

   25,000

Total Other Assets

   25,000

TOTAL ASSETS
   $

   25,333

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES

Bank overdraft
$
80

Accounts payable
433,620

Accrued expenses (Note 6)

775,651

Convertible bond (Note 13)
500,000

Convertible promissory notes (Note 5)
380,879

Notes payable (Note 4)
235,302

Accrued interest payable

   283,479

Total Current Liabilities

   2,609,011

Total Liabilities

   2,609,011

 STOCKHOLDERS' DEFICIT

Preferred stock: 75,000,000 shares authorized of $0.001 par value,
  88,500 shares issued and outstanding
89

Common stock: 500,000,000 shares authorized of $0.001 par value, 153,983,682 shares issued and outstanding
153,934

Additional paid-in capital
8,833,874

Subscriptions payable
3,000

Treasury stock, at cost
(280)

Accumulated deficit

  (11,574,295)

Total Stockholders' Deficit

   (2,583,678)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
$
25,333

The accompanying notes are an integral part of these consolidated financial statements.

F4

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Consolidated Statements of Operations

      For the Years
Ended December 31,

     2004

     2003

 REVENUES

Consulting Revenue
$
22,825

$
10,000

Magazine-related revenues

   -

   4,308

Total Revenues

   22,825

   14,308

 EXPENSES

Payroll and payroll taxes

85,161

52,166

General and administrative

  897,482

333,268

Consulting

515,399

878,586

Depreciation and amortization

   123,287

   11,393

Total Expenses

   1,621,329

   1,275,413

Loss From Operations

   (1,598,504)

   (1,261,105)

 OTHER INCOME (EXPENSE)

Gain on settlement of debt

-

869,213

Gain of sale of magazine

-

57,691

Loss on extinguishment of debt

   (80,982)

   -

Interest expense

   (221,319)

   (684,266)

Total Other Income (Expense)

   (302,301)

   242,638

   NET LOSS

   $

   (1,900,805)

   $

   (1,018,467)

   BASIC LOSS PER SHARE

   $

   (0.03)

   $

   (0.02)

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

   64,149,829

   $

   52,541,939

The accompanying notes are an integral part of these consolidated financial statements.

F5

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

          Preferred Stock

          Common Stock

          Shares

          Amount

          Shares

          Amount

          Additional Paid-In Capital

          Subscriptions
          Payable

          Treasury Stock

          Accumulated Deficit

Balance, December 31, 2002

-

          $

          -

          31,535,154

          $

          31,535

          $

          6,274,203

$

          -

$

          (280)

$

          (8,655,023)

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

3,000

-

-

Beneficial conversion on feature convertible notes

          -

          -

          -

          -

444,652

          -

          -

          -

Expense recognized on warrants granted

-

-

-

-

8,751

-

-

-

        Common
shares cancelled

          -

          -

          (4,137,200)

          (4,137)

4,137

          -

          -

          -

        Net
        loss for the year ended
December 31, 2003

          -

          -

          -

          -

          -

          -

          -

          (1,018,467)

Balance, December 31, 2003

2,500

          $

          3

          73,548,724

          $

          73,549

          $

          7,545,805

$

          3,000

$

          (280)

$

          (9,673,490)

The accompanying notes are an integral part of these consolidated financial statements.

F6

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

  Preferred Stock

  Common Stock

  Shares

  Amount

  Shares

  Amount

  Additional Paid-In Capital

  Subscriptions
  Payable

  Treasury Stock

  Accumulated Deficit

 Balance,
  December 31, 2003

  2,500

  $

  3

  73,548,724

  $

  73,549

  $

  7,545,805

  $

  3,000

  $

  (280)

  $

  (9,673,490)

 Preferred
  stock issued for cash

  86,000

  -

  -

  85,914

  -

  -

  -

 Common
  stock issued for cash

  -

  -

  1,583,333

  1,583

  21,166

  -

  -

  -

 Common
  stock issued in conversion of promissory notes

  -

  -

  14,700,108

  14,700

  216,913

  -

  -

  -

 Common
  stock issued for services rendered

  -

  -

  64,318,184

  64,319

  897,859

  -

  -

  -

    Common shares cancelled

    -

    -

    (166,667)

    (167)

    167

    -

    -

    -

    Beneficial conversion feature of Convertible promissory notes

    -

    -

    -

    -

    66,000

    -

    -

    -

    Net loss for the year ended
    December 31, 2004

    -

    -

    -

    -

    -

    -

    -

    (1,900,805)

    Balance, December 31, 2004

    88,500

    $

    153,983,682

    $

    153,984

    $

    8,833,824

    $

    3,000

    $

    (280)

    $

    (11,574,295)

The accompanying notes are an integral part of these consolidated financial statements.

F7

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Consolidated Statements of Cash Flows

   For the Years Ended
December 31,

2004

   2003

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss

$

   (1,900,805)

   $
(1,018,467)

 Adjustments to reconcile net loss to net cash used by operating activities:

   Depreciation and amortization

   123,287

   9,892

   Stock issued for services

   962,178

471,380

   Gain on settlement of debt

   -

(869,214)

   Gain on sale of magazine

   -

   (57,691)

    Loss on extinguishment of debt

   80,982

   -

   Expensed recognized on stock options granted

   -

   8,751

   Beneficial conversion recognized

   66,000

444,652

 Changes in operating assets and liabilities:

   (Increase) in other assets

   (25,000)

   -

   Increase in accounts payable

   61,819

   64,488

   Increase in interest payable

   85,306

   -

   Increase in unearned revenue

   -

   17,433

   Increase in accrued expenses

   204,911

   260,255

     Net Cash Used by Operating Activities

   (341,322)

   (668,521)

 CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for licensing fees

   -

(47,000)

      Net Cash Used by Investing Activities

   -

(47,000)

 CASH FLOWS FROM FINANCING ACTIVITIES

   Change in bank overdraft

  80

   (3,197)

   Preferred stock issued for cash

   86,000

   2,500

   Increase in subscription payable

  -

  3,000

   Common stock issued for cash

   22,750

   37,500

   Increase in notes proceeds

   168,590

  853,953

   Increase in convertible promissory notes

   66,000

   -

   Cash payments of debt

   (5,940)

(174,382)

        Net Cash Provided by Financing Activities

   337,480

   719,374

 NET INCREASE (DECREASE) IN CASH

   (3,842)

   3,853

 CASH AT BEGINNING OF PERIOD

   3,853

-

CASH AT END OF PERIOD

$

11

$

3,853

The accompanying notes are an integral part of these consolidated financial statements.

F8

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

For the Years Ended
 December 31,

2004
2003

SUPPLEMENTAL CASH FLOW INFORMATION

 CASH PAID FOR:

 Interest
$
-
$
1,509

 Income taxes

   -
-

 NON-CASH INVESTING AND FINANCING ACTIVITIES

 Common stock issued for conversion of promissory notes

   $
231,613
$
273,836

 Common stock issued for services rendered

   $
962,178
$
471,380

The accompanying notes are an integral part of these consolidated financial statements.

F9

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

International Sports and Media Group, Inc. (formerly San Diego Soccer Development Corporation), (“the Company”) was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc.  The Company engaged in no operations prior to February 10, 2000.

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

At the time of acquisition of SDSDC, the Company was completely inactive, with no operations, assets, or liabilities.  Additionally, the exchange of the Company’s common stock for the common stock of SDSDC resulted in the former shareholders of SDSDC obtaining control of the Company. Accordingly, SDSDC was treated as the continuing entity for accounting purposes, and the Company being the continuing entity for legal purposes.  The transaction was accounted for as a recapitalization of SDSDC, with no adjustment to the basis of SDSDC’s assets acquired or liabilities assumed.

SDSDC was incorporated on August 22, 1997 in the state of California, and was engaged for a time in the management and marketing of professional soccer teams, as well as the publication of a soccer magazine.  The majority of the Company’s revenues have been generated from corporate sponsorships, ticket sales, and advertising.

On December 19, 2003, shareholders of the Company elected to change the Company’s corporate name to International Sports and Media Group, Inc., to adequately reflect the Company’s current business model.

b.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

F10

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Year Ended
December 31,

2004

2003

Loss (numerator)
$
(1,900,805)
$
(1,018,467)

Shares (denominator)

     62,149,829

     52,541,939

Per share
  amount

  $

(0.03)

  $

(0.02)

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

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

2004

2003

 Deferred tax assets

       NOL Carryover

$
2,266,315
$
1,998,400

       Depreciation

2,540

       Accrued expenses
257,700

 Deferred tax liabilities

-
-

 Valuation allowance

    (2,526,555)

    (1,998,400)

   Net deferred tax asset

   $

-

   $

-

F11

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

      2004

      2003

Book income

$

       (738,795)

$

       (369,825)

Penalties & Interest

15,750

10,565

Accrued Expenses

-

(10,335)

Depreciations

(72,856)

(22,020)

Other

-

570

    Stock for
Services/Options Expense

400,990

358,425

Valuation allowance

      394,911

      32,620

$

                        -

$

-

At December 31, 2004, the Company had net operating loss carryforwards of approximately $5,800,000, which may be offset against future taxable income from the year 2004 through 2024.  No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

g.

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

h.

Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred.  Advertising and promotion expense for the years ended December 31, 2004 and 2003 totaled $ 20,275 and $33,386, respectively.

F12

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Revenue and Expense Recognition

Revenue from magazine subscriptions and advertising contracts was recognized at the time the Company’s corresponding magazine issues were published.  Accordingly, advance subscriptions and advertising sales for future periods had been recorded as deferred revenues and recognized on a pro-rata basis during the applicable subscription or advertising term.  Administrative, general, advertising and promotional expenses are charged to operations as incurred.  The Company sold all magazine related assets, liabilities and operations during the 2003 fiscal year.

j.

Recent Accounting Pronouncements

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation.  This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements.  This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005.  In addition, this new standard will apply to unvested options granted prior to the effective date.  We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

F13

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

F14

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

      December 31,
      2004

Soccer Equipment

      $

      6,000

Promotional equipment

      9,685

Computers and software

      19,216

      34,901

    Accumulated
depreciation

      (34,579)

    Net property and
equipment

      $

During the years ended December 31, 2004 and 2003, the Company recorded depreciation expense of $4,338 and $8,342, respectively.

NOTE 3 -

RELATED PARTY TRANSACTIONS

a.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On October 5, 2004, the Board of Directors accepted the resignation of Yan K. Skwara as Chairman of the Board and Chief Executive Officer. The Board of Directors then appointed Gordon F. Lee as Chairman of the Board and Chief Executive Officer and he agreed to serve. Yan K. Skwara will continue to serve as Company President and director of the company. Also, on October 5, 2004, Mr. Brad Smith resigned as a director of the Company. Mr. Smith's resignation was not because of any disagreement with the Company.

b.

Securities to be offered to employees in employee benefits plan

On October 29, 2004 the Company registered 30,000,000 shares for the Stock Incentive Plan.  The Securities registered were distributed as followed:

2004 Stock Incentive Plan for Employees and Consultants: Gordon F. Lee received
10,000,000 Shares and Yan Skwara received 5,000,000 shares.

F15

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 4 -

NOTES PAYABLE

Notes payable consist of the following:

      December 31,
      2004

    Note
    payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.

      $

      42,500

    Note payable to an unaffiliated
    company, interest at 11% per annum, principal and interest due on July 30,
2004, unsecured.

      29,302

    Note
    payable to an unaffiliated company, interest at 10% per annum, principal and interest due on July 30, 2004, unsecured.

79,500

    Note
    payable to individual, interest at 10% per annum, principal and interest due on demand, unsecured.

10,000

    Note
    payable to individual, interest at 10% per annum, principal and interest due on demand, unsecured.

7,000

    Note
    payable to an unaffiliated company, interest at 12% per annum, principal and interest due on demand, unsecured.

67,000

Total Notes Payable

      235,302

Less: Current Portion

      (235,302)

Long-Term Notes Payable

      $

      -

    The aggregate principal maturities of
notes payable are as follows:

    Year Ended
December 31,

      Amount

2004

      235,302

F16

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 4 -     NOTES PAYABLE (continued)

At December 31, 2004, the Company was in default on three of its notes payable.  Accrued interest on these notes totaled $3,975 as of December 31, 2004.

Civil action had been taken to collect on the $79,500 note. In January 2005 a settlement agreement and release was entered into and the lawsuit was dismissed.

NOTE 5 -     CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes consist of the following:

      December 31, 2004

    Notes payable to
    various unrelated parties, bearing
    interest at 20% per annum, principal and interest due
    September 30, 2001, convertible into common stock
at $1.00 per share at the option of the holder, currently in default

$

      25,000

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

      8,900

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
    $1.00 per share at the option of the holder, currently in default

      9,750

    Note payable to an
    individual, interest at 10% per annum, principal and interest due on July
30, 2004, unsecured

5,000

    Notes payable to various unrelated parties,
    bearing interest at 10% per annum, principal and interest due on various dates (all six month terms), convertible into  common stock at 50% of market price on date of  conversion, at the option of the holder, currently in default 174,629

174,629

    Total Convertible
Promissory Notes

      380,879

Less: Current Portion

      (380,879)

    Long-term Convertible
Promissory Notes

$

      -

During the year the Company issued $66,000 in convertible promissory notes. The Company has recorded a beneficial conversion feature of $66,000 associated with these notes. This beneficial conversion feature was immediately amortized to interest expense because the notes are immediately convertible.

F17

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 6 -

ACCRUED EXPENSES

As of December 31, 2004, accrued expenses consisted of the following:

Accrued payroll

$

362,487

Accrued payroll tax

277,945

    Accrued penalties and
interest

114,819

Other accrued expenses

20,400

$

775,651

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT)

a.

Common Stock

During 2003, the Company issued 1,875,000 shares of common stock for cash at $0.02 per share, 22,481,721 shares in conversion of $271,836 in convertible promissory notes, 20,194,049 shares as consideration for services rendered, 1,500,000 shares for prepaid licensing fees, and 100,000 in settlement of debt.

During 2004, the Company issued 1,533,334 shares of common stock for cash at $0.01 to $0.015 per share, 14,700,108 shares in conversion of $231,613 in convertible promissory notes, 64,318,184 shares as consideration for $962,178 in services rendered, and 86,000 shares of preferred stock for cash at $1.00 per share. Also, during the year, the Company cancelled 166,667 common shares due to the non-performance of services.

F18

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

b.

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 50,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.  In addition, the holders of the Series B preferred stock are entitled to receive non-cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum. As of December 31, 2004, the Company had 88,500 shares issued and outstanding.

c.

Warrants

The Company had the following warrants outstanding at the year ended December 31, 2004:

Shares

     Weighted Average
    Exercise
Price

      Contractual
      Life of Warrants
      Outstanding

    Warrants outstanding
at December 31, 2003

100,000

      $

1.00

1.83 years

Warrants outstanding at December 31, 2004

100,000

      $

      1.00

.83 years

Exercisable at end of year

100,000

F19

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 8 -

GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of $11,574,294 at December 31, 2004 and has incurred a significant loss from operations for the year then ended.  In addition, the Company was in default on certain of its promissory notes on December 31, 2004.  The Company’s shareholders’ deficit was $2,583,678 and its current liabilities exceeded its current assets by approximately $2,609,000.

These factors create uncertainty about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) raising additional capital through the sale of common stock; (2) continuing the practice of issuing common stock as consideration for certain employee and marketing services; (3) converting promissory notes into common stock; and (4) shifting the Company’s focus toward low-overhead consulting and sports management services.  Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 -

COMMITMENTS AND CONTINGENCIES

During 2001, the Company entered into an office lease in San Diego, California, which is renewable on a “month to month” basis.  The Company has no long-term obligation relating to its office lease.

On November 10, 2004 Shogun Investment Group, Ltd. filed a complaint against the Company related to claims regarding collection on a promissory note in the face amount of $80,000. In January 2005, Shogun dismissed its claim in exchange for 2,000,000 shares of common stock, valued at $0.02 per share. In connection with this agreement the Company also agreed to enter into a consulting agreement with the principle of Shogun, whereby the Company would receive consulting services in exchange for 6,000,000 shares of common stock.

In November 2004, attorneys for a previous vendor of the Company contacted the company regarding an unpaid balance of $11,500 for advertising time. No claim has been filed as of December 31, 2004.

F20

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

In December 2004, collection attorneys for a former law firm of the Company contacted the Company regarding an unpaid balance of $22,774 for legal services. The Company has worked out a payment plan of $250 per month.

NOTE 10-

SIGNIFICANT EVENTS

On January 2, 2004, the Company officially changed it name from San Diego Soccer Development Corp. to International Sports and Media Group, Inc. which reflected the change of focus for the Company.  The OTC Bulletin Board Stock Ticker Symbol changed to ISME from SDSD.

On January 23, 2004, the Company, through their subsidiary Global Hospitality Group, hired Lonn Paul as COO of the subsidiary.  Mr. Paul was responsible for all operations and functions for the newly created food and beverage division.

On February 5, 2004, the Company acquired the operating and franchising rights for “The All American”. The Company planned on growing the brand throughout the USA by both owning and operating corporate stores as well as through select franchising opportunities.

On July 27, 2004, the Company signed a joint venture agreement with American IDC Corporation (OTCPK: ACNI) to offer a Broadband Internet Television (BIT) Channel specifically aimed at the world’s largest sport; Soccer.  The Company plans to offer games via live streaming or downloadable taped games from their access to world-class soccer libraries as well as the creation of an online soccer fan community with multiple revenue based opportunities to market everything from game highlights to various soccer memorabilia and their unique team sportswear products.

In early November 2004, we initiated a partnership with Champ Thai Inter Beverage Company to create a new energy drink vertical. We signed a two-year contract to market and distribute private label energy drinks for the sports and entertainment industry.

In December 2004, we came to an agreement, through Total Soccer Network (TSN) and its Soccer Internet Media Division, with SmartSMS to develop, host and deliver real time soccer, news, scores, stats, trivia, video clips and other content to Total Soccer Network (TSN) subscribers.

F21

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

   NOTE 11- LICENSE FEES

On February 7, 2003, the Company entered into an Asset Purchase Agreement (“The Agreement”) with Latin American Futbol Corporation (“LAFC”), whereby the Company agreed to purchase 51% of the assets of Golo Lotto (a wholly-owned subsidiary of LAFC), an online internet gaming website that allows wagering on various sporting events around the world.  The purchase price for the assets was contracted to be $47,000 in cash, plus 1,500,000 shares of the Company’s common stock.  In addition, LAFC is entitled to 50% of the future net revenues generated by the Golo Lotto website.  The Company satisfied its payment obligations for the Agreement in October, 2003.

In November 2003, the Company signed an Exclusive License and Marketing Services Agreement (“the Agreement”) with Latin American Futbol Corporation (“LAFC”) through which the parties nullified and terminated their previously consummated Asset Purchase Agreement, and LAFC granted to the Company the exclusive right and license to perform marketing services in relation to Golo Lotto, a wholly-owned subsidiary of LAFC.  In addition, the Company becomes entitled to fifty percent of the monthly net revenues generated from the Golo Lotto operations.  Under the terms of the Agreement, the consideration paid by the Company to obtain the exclusive license was agreed to be those payments of cash and stock previously made by the Company under the Asset Purchase Agreement.  The Agreement is to remain in effect until such time that either party provides the other with ninety days prior written notice. The Agreement is terminable only for cause.  All consideration was received and the Agreement became effective in November 2003.

As of December 31, 2004 the Company had yet to perform any marketing services as stipulated in the agreement. Because of the uncertainty of if and when these services would need to be provided it was decided to expense the remaining unamortized amounts of the licensing fee.

  NOTE 12 - WEBSITE RIGHTS

On November 19, 2004 the Company announced it would acquire www.ussocceruk.com directly from TSV Media LLC through a combination of cash and common stock.  The acquisition also included an ongoing agreement for TSV Media to continue providing world class soccer content for the site.  The Company owns the website along with all rights, names, image, and Intellectual properties in relation to the site. The purchase price of the website will be amortized over a five year period.

NOTE 13 – CONVERTIBLE BONDS

At December 31, 2004 the company had $500,000 of unsecured convertible bonds outstanding. The bonds are accruing interest at 5% per year and are convertible into shares of the Company’s common stock at the option of the bondholder at any time before maturity. The bonds mature on September 30, 2005 but are subject to renewal for periods of twelve moths at the option of the bondholder. Accrued interest on the bonds at December 31, 2004 is $30,436.

NOTE 14 – SUBSEQUENT EVENTS

On January 18, 2005, we completed the acquisition of www.ussocceruk.com.

On January 28, 2005, we entered into an Investment Agreement (the "Agreement") with  Dutchess  Private  Equities  Fund II, LP (the "Investor").  This Agreement provided that, following notice to the Investor, we may put to the Investor up to $10,000,000 of our common stock for a purchase price equal to 95% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board during the five day period following that notice. In connection with this Agreement, we agreed to register the shares issuable pursuant  to  the
Agreement. On March 15, 2005, the parties agreed to terminate the Agreement and related Registration Rights Agreement.

On January 27, 2005, after completing our due diligence, we modified the agreement with TSV Media LLC, whereby we would acquire www.ussocceruk.com for $25,000 and enter into independent consulting agreements with the principals of TSV for certain consulting services related to the website.

On March 21, 2005, the Company adopted its 2005 Non-Qualified Stock and Stock Option Plan and reserved for issuance 20,000,000 shares underlying the Plan. These shares were registered on Form S-8 on March 25, 2005. No shares have been issued out of this plan.

Issuances of restricted stock, subsequent to December 31, 2004 are as follows:

Subsequent to December 31, 2004, we issued 590,000 shares to private investors in exchange for cash in the amount of $8,100.

Subsequent to December 31, 2004, we issued 500,000 shares for consulting services valued at $5,000.

Subsequent to December 31, 2004, we issued 1,500,000 shares for note conversions in the amount of $15,000.

Subsequent to December 31, 2004, we issued 2,000,000 shares in settlement of a note in the principal amount of $80,000.  The shares were valued at $40,000 or $.02 per share.

Subsequent to December 31, 2004, we issued 2,000,000 shares of common stock valued at $20,000 in exchange for 1,000,000 shares of Bio-Tech Medics, Inc.
common stock.

Subsequent to December 31, 2004, we cancelled 1,850,000 shares issued in error and 500,000 shares originally issued for consulting services. Further, 293,334 shares have been issued in error and will be canceled shortly.

On January 1, 2005, in connection with a consulting agreement for legal services, we issued options to purchase 2,000,000 shares of the company's common stock at an exercise price of $.05 per share. These options will expire December 31, 2010.

F22

Exhibit 3.6

Amendment to Articles of Incorporation

Dean Heller Secretary of State 284 North Carson St, Suite 7 Carson City, Nevada 89701-4298 (778) 684-5708 Website:  secretaryofstate.biz

Certificate of Amendment (Pursuant to NRS 78.385 and 78.390)

Important:

Read attached instructions

Above space is for office use only

before completing form

Certificate of Amendment to Articles of Incorporation

For Nevada Profit Corporations

(Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)

1. Name of Corporation:  International Sports and Media Group Inc.

2.  The  articles  have  been  amended  as  follows (provide article numbers, if available):

Article Three. SHARES: The total number of shares this corporation is authorized  to issue is 500,000,000 shares of common stock, $0.001 par value; and 75,000,000 shares of preferred stock, $0.001 par value. The board of directors of the corporation is hereby granted the power to authorize by resolution, duly adopted from time to time, the issuance of any or all of the preferred stock in any number of classes or series within such classes and to set all of the terms of such preferred stock of any class or series, including, without limitation, its voting powers, other powers, preferences, rights, privileges, qualifications, restrictions  and/or  limitations.

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of

incorporation have voted in favor of the amendment is : 62%     *

4. Effective date of filing (optional):

(must not be later than 30 days after the

certificate is filed)

5. Officer Signature (required):  /s/  Yan Skwara   President

* If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and submit the proper fees  may  Cause  this  filing  to  be  rejected.

SUBMIT IN DUPLICATE

This form must be accompanied by appropriate fees.  See attached fee schedule

Exhibit 14

Code of Ethics

Code of Ethics for Executive Officers

Introduction

The Code of Ethics (the "Code") for Executive Officers (as hereinafter defined) has been adopted by the Board of Directors of International Sports and Media Group, Inc. (the "Company") to promote the honest and ethical conduct, proper disclosure to outside constituents, and compliance with applicable laws, rules and regulations by the Company's Executive Officers.

Applicability

The term "Executive Officers" includes the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions), or any executive or senior officer of the Company or its subsidiaries.

Principles and Practices

In performing his or her duties for the Company, each Executive Officer of the Company agrees to abide by and to promote:

1.   Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.   Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the U.S. Securities and Exchange Commission and in other public communications made by the

     Company;

3.   Compliance with rules and regulations of applicable Federal, State and local governments;

4.   Respect for confidential information acquired in the course of one's work except when otherwise legally obligated to disclose such confidential information;

5.   Compliance with Federal and State insider trading rules and regulations and the Company's policy on appropriate periods when trading in the Company's securities is permitted;

6.   Loyalty to the Company and avoidance of exploiting professional relationships for personal gains;

7.   Compliance with all Company policies and procedures, including those applicable to employees, generally; and

8.   Accountability for adherence to the Code.

Compliance and Accountability

Violations of the Company's Code of Ethics shall be reported promptly to the

Company's Board of Directors.

Any violations of the Company's Code of Ethics may result in disciplinary action, up to and including immediate termination.

Exhibit  10.22 Joint Venture Agreement with American IDC

JULY 19, 2004

International Sports and Media Group (ISME), a Nevada Corporation

- and -

American IDC Corp (ACNI) a ________ Corporation.

JOINT VENTURE AGREEMENT

For  ISME  to  assist  American IDC Corp to get various sports and entertainment projects  for  the  ETV/ISMG  joint  venture

THIS  JOINT  VENTURE  AGREEMENT  is  made  the  19th  day  of  July  2004

BETWEEN

(1)     INTERNATIONAL  SPORTS  AND  MEDIA  GROUP  AND  (the  "Marketer").

(2)     AMERICAN  IDC  CORP  (the  "Group").

INTRODUCTION

(A)   The Marketer is a company incorporated in Nevada, USA and is publicly traded under the OTC:BB under ticker ISME and carries on the business of sports marketing and media related operations worldwide.

(B)     The Group is a public company under ticker symbol ACNI, which focuses on all  facets  of  media  and  broadcasting  related  to  the  Internet

(C)   The Group has agreed to enter into a marketing agreement with the Marketer to enhance the operations by signing potential clients to broadcasting agreements with the Group from sports teams, to film, which include both video libraries and live streaming rights. The Marketer will help build the revenues of the operations in North America, Europe and Asia by meeting with its existing marketing network of top professional soccer teams and leagues, channels and entertainment groups including contacting potential sponsors for the broadcasting rights. This deal is subject to the terms and conditions set out in this agreement.

AGREED  TERMS

1.     MARKETING

1.1   The Group as beneficial owner of the online broadcasting operations and technology hereby agrees to contract and the Marketer hereby agrees to perform the following services:

(a)     The Marketer will assist in getting potential clients for the Joint Venture Group. This will primarily include using the Marketers networks with soccer teams, Federations, sports TV networks, as well as Bollywood India film companies to obtain rights for both video libraries and streaming footage

(b)     All  deals  signed  will  be  on  a  case-by-case  basis  including financial terms and will be agreed upon prior to signing by both parties. The contracts will be signed directly by both the Marketer and the Group with the Channel, Team or League. It is understood by both parties these rights have a cost and they will be obtained for a combination of percentage of profits and or a cash amount. Regardless of compensation needing to be paid, both parties will agree to the price and how it will be financed through stock, percentages, sponsorship or cash consideration.

2.     MARKETING  CONSIDERATION

2.1   The Marketer shall receive fifty percent (50%) of all gross revenues on all the projects that involve sports and entertainment including soccer teams, American sports teams and Bollywood media. Payments shall be paid on a monthly basis, within a five (5) day period from the ending date of recorded profits relating to the assets. As each party will pay their own expenses associated to technology and in ISMG's case, meetings, travel, etc, the revenues split will be direct 50 percent for each group only subtracting the costs associated with the acquisition of the rights.

2.2.1   Each party to this agreement shall be responsible for their respective tax implications that may or may not be the result of this agreement not limited to Income Tax, Employment Tax, Capital Gains tax, Excise Tax, and Withholding Tax.

3.     BOOKS  OF  ACCOUNT

The  Marketer  shall  at  all  reasonable times have access to all books of account  and  records  of  and  relating to the revenues and expenses under this agreement.

4.     TERM

The term of this agreement shall be for a period of five (5) years. All contracts signed during the period of this agreement and revenues accrued as a result of these contracts outside the to year term will continue to be shared as agreed in point 2.1.

5.     MISCELLANEOUS

5.1   No term or provision of this agreement shall be varied or modified by any prior or subsequent statement, conduct or act of any party, except that hereafter the parties may amend this agreement only by letter or written instrument signed by all of the parties.

5.2   The headings to the clauses and any underlining in this agreement and in the schedules are for ease of reference only and shall not form any part of this agreement for the purposes of construction.

5.3     The  agreement  sets  out the entire agreement and understanding between the  parties  in  connection  with  the  sale  and  purchase  of  the  Assets.

5.4   If at any time any term or provision in this agreement shall be held to be illegal, invalid or unenforceable, in whole or in part, under any rule of law or enactment, such term or provision or part shall to that extent be deemed not to form part of this agreement, but the enforceability of the remainder of this agreement shall not be affected.

6.     LAW  AND  JURISDICTION

This  Agreement  shall  be governed by and construed in accordance with the internal laws of the State of California, determined without regard to provisions of conflicts of laws. Each of the parties hereto irrevocably consents to the exclusive jurisdiction of the state and federal courts located in San Diego County in the State of California in any and all actions between or among any of the parties hereto, whether arising hereunder or otherwise. Venue for any action arising hereunder shall lie exclusively in San Diego County, California. Each party hereto acknowledges and agrees that any pleadings, documents or service of process in any legal action shall be deemed properly and lawfully served if delivered to the applicable party in accordance with the notice provision set forth herein.

IN  WITNESS  WHEREOF,  the  parties  have executed this Agreement as of the date written  above.

SIGNED

For  and  on  behalf  of

International  Sports  and  Media  Group

/s/ Yan Skwara

By

Yan

Skwara

A

director duly authorized:

SIGNED

For  and  on  behalf  of

AMERICAN  IDC  CORP

/s/ Gordon Lee

By

Gordon

Lee

A

director duly authorised

Exhibit 31.1 Certification of Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Gordon F. Lee, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-KSB of International Sports & Media Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

 Date: April 14, 2005
              /s/  Gordon F. Lee
                                                 ---------------------
                                                  Gordon F. Lee
                                                  Chief  Executive  Officer

Exhibit 31.2 Certification of Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Yan Skwara, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-KSB of International Sports and Media Group, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation over internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

 Date:  April 14,
2005      /s/  Yan Skwara
                                          ---------------------
                                              Yan Skwara
                                              Chief  Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of International Sports and Media Group, Inc., (the "Company") on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon F. Lee, Chief Executive Officer and Yan Skwara, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                  /s/  Gordon F. Lee

                                  -------------------------------------

                                  Gordon F. Lee

                                  Chief  Executive  Officer

                                  /s/ Yan Skwara

                                  -------------------------------------

                                  Yan Skwara

                                  Chief  Financial  Officer

Dated:  April 14, 2005

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.