Form 10QSB
period 2005-03-31
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2005-05-27
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission file number 000-27487

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11301 Olympic Blvd., Suite 680, Los Angeles, CA	90064
(Address of principal executive offices)	Zip Code

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

Yes [ X ]   No [   ]

                Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 5, 2005
Common Stock, $0.001 par value	183,668,682 shares

                Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

ITEM 1-FINANCIAL STATEMENTS

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2005	2004

	(Unaudited)
CURRENT ASSETS

Cash	$ 1,897	$ 11
Securities available for sale	20,000	-

Total Current Assets	21,897	11

PROPERTY AND EQUIPMENT (Net)	-	322

OTHER ASSETS
Website Rights	25,000	25,000

Total Other Assets	25,000	25,000

TOTAL ASSETS	$ 46,897	$ 25,333

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2005	2004

	(Unaudited)
CURRENT LIABILITIES
Bank overdraft	$ -	$ 80
Accounts payable	427,306	433,620
Stock subscription payable	7,000	-
Accrued expenses	764,634	775,651
Convertible bond	500,000	500,000
Convertible promissory notes	414,129	380,879
Notes payable	225,802	235,302
Accrued interest payable	307,727	283,479

Total Current Liabilities	2,646,598	2,609,011

Total Liabilities	2,646,598	2,609,011

STOCKHOLDERS' DEFICIT

Preferred stock: 50,000,000 shares authorized of	89	89
$0.001 par value, 88,500 and 88,500 shares issued
and outstanding, respectively
Common stock: 500,000,000 shares authorized of	160,294	153,934
$0.001 par value, 160,293,682 and 153,983,682
shares issued and outstanding, respectively
Additional paid-in capital	8,888,014	8,833,874
Subscriptions payable	-	3,000
Treasury stock, at cost	(280)	(280)
Accumulated deficit	(11,647,818)	(11,574,295)

Total Stockholders' Deficit	(2,599,701)	(2,583,678)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 46,897	$ 25,333

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended

	2005	2004

REVENUES

Consulting Revenue	$ 14,745	$ 14,825

Total Revenues	14,745	14,825

EXPENSES
Consulting	57,997	113,900
General and administrative	58,429	93,578
Depreciation and amortization	322	2,086

Total Expenses	116,748	209,564

Loss From Operations	(102,003)	(194,739)

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	59,500	-
Loss on extinguishment of debt	0	(75,009)
Interest expense	(31,020)	(30,977)

Total Other Income (Expense)	28,480	(105,986)

NET LOSS	$ (73,523)	$ (300,725)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	157,751,924	74,878,243

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (73,523)	$ (300,725)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	323	8,186
Stock issued for services	10,750	14,000
Loss on extinguishment of debt	-	75,009
Gain on settlement of debt	(59,500)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(6,315)	11,561
Increase in interest payable	24,248	-
Increase (decrease) in accrued expenses	(11,017)	64,227

Net Cash Used by Operating Activities	(115,034)	(127,742)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	(80)	934
Preferred stock issued for cash	-	37,500
Cash paid on note receivable - related party	-	(600)
Promissory notes proceeds	45,000	-
Increase in notes payable	65,000	-
Increase in stock subscription payable	4,000	-
Principal payments on convertible notes payable	-	(2,500)
Common stock issued for cash	3,000	-
Cash received on notes payable - related party	-	3,590

Net Cash Provided by Financing Activities	116,920	123,924

NET INCREASE (DECREASE) IN CASH	1,886	(3,818)

CASH AT BEGINNING OF PERIOD	11	3,853

CASH AT END OF PERIOD	$ 1,897	$ 35

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY

Statements of Cash Flows (Continued)

(Unaudited)

For the Three
Months Ended
March 31,
	2005	2004

SUPPLEMENT CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$ 6,750	$ 29,500
Common stock issued for conversion of note payable	$ 20,000	$ -
Common stock issued for services	$ 46,750	$ 14,000
Stock subscription payable	$ 3,000	$ -
Stock issued for securities available for sale	$ 20,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Notes to the Financial Statements

March 31, 2005 and 2004

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -

GOING CONCERN

At March 31, 2005, the Company has an accumulated deficit of $11,647,818 and has incurred a loss from operations for the three months then ended.  In addition, the Company is in default on certain of its promissory notes and credit line payables at March 31, 2005. The Company’s shareholders’ deficit is $2,599,701 and its current liabilities exceed its current assets by $2,599,701.

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

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Financial Statements

March 31, 2005 and 2004

NOTE 3 -

MATERIAL EVENTS

Common Stock

During the three months ended March 31, 2005, the Company issued 500,000 shares of its common stock for services rendered at $0.013 per share and another 250,000 for services rendered at $0.017 per share.  The Company also issued 2,000,000 shares of its common stock valued at $0.01 per share in exchange for 1,000,000 shares of Bio-Tech Medics, Inc. common stock. Additionally, the Company issued 3,250,000 shares of its common stock upon the conversion of a certain promissory notes totaling $26,750 and an additional 310,000 shares were issued for cash. Also, the Company sold an additional 466,666 shares for cash at $.015 per share. However,  these shares have not actually been issued.

Convertible Promissory Note

During the three months ended March 31, 2005, the Company borrowed $45,000 from various parties under various terms.

Acquisition Completion

On January 18, 2005 the Company completed its transaction of the acquisition of the website www.ussocceruk.com.  The acquisition agreement was initiated November 19, 2004.

Marketing Agreement

On January 26, 2005 the Company entered into a marketing/sales agreement with the United States Basketball League. The Company signed a two-year renewable contract to market, sell advertising, and sell USBL franchises for the league via various forms of premium SMS Text Messaging and other loyalty programs.

Rights Acquisition

On February 2, 2005 the Company had acquired certain Internet media rights for the El Salvador National Soccer Team and Professional Soccer Clubs for Internet use along with DVD and VOD downloads.

Joint Marketing Agreement

On February 8, 2005 the Company entered in to Joint Marketing Agreement with BioTech Medics, Inc. The Company is to assist the promotion of BioTech's NeuroLase™ Medical Laser Device.

NOTE 4 -

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

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Financial Statements

March 31, 2005 and 2004

NOTE 5 -SUBSEQUENT EVENTS

Spin-Off

On May 20, 2005, the board of directors of the Company declared a spin-off dividend of shares of Pan American Relations, Inc., a private wholly-owned subsidiary of the Company. One share of Pan American Relations will be issued for every one hundred shares of ISME common stock held by shareholders of record as of June 6, 2005. The mailing of this dividend is yet to be determined.

Common Stock Transactions

Restricted Issuances

Subsequent to March 31, 2005, the Company issued 400,000 shares of common stock for cash at $0.02 per share, and an additional 350,000 shares for services rendered at $0.02 per share.

Shares Issued Pursuant to the Company’s 2005 Stock Plan

The following shares were issued pursuant to the Company’s 2005 Non-Qualified Stock and Stock Option Plan, registered on Form S-8 on March 25, 2005. All shares were valued at approximately $.01 per share.

Subsequent to March 31, 2005, the Company issued 21,525,000 shares of common stock from its Stock Plan for consulting services.

Subsequent to March 31, 2005, the Company issued 1,100,000 shares of common stock from its Stock Plan for legal services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

In the beginning of fiscal 2004, we had revised the business plan to focus our attention on four areas of business, including corporate communications, marketing, media and hospitality.  In January 2004, we changed the name of the Company to “International Sports & Media Group, Inc.” to better reflect our new business plan. In 2004 we continued with our efforts with Corporate and Public relations through Pan American Relations.  In addition, we continued efforts with our hospitality area of business through our subsidiary, Global Hospitality Group. As of December 31, 2004, we abandoned operations relating to Global Hospitality Group but planned to continue the All American Burger concept on a limited basis through International Sports and Media Group, Inc. In early 2005, we elected to continue corporate and public relation operations through Pan American Relations.

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

BioTech Medics, Inc.

On January 25, 2005, we entered into a marketing agreement with BioTech Medics, Inc., a Nevada corporation, whereby we may introduce new products to BioTech and BioTech will introduce new products to us.  BioTech’s primary purpose is to build and operate alternative health care services for the reduction of muscle, arthritic or skeletal pain without drugs or surgery. In connection with this agreement, we issued 2,000,000 restricted share of common stock to BioTech in exchange for 1,000,000 restricted shares of BioTech common stock.  This agreement is effective until July 25, 2006 and then automatically renews for two additional eighteen month periods.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004.

Revenues for the quarter ended March 31, 2005 were $14,745, compared to $14,825 for the quarter ended March 31, 2004.

Revenues were generated from by public relations and consulting services.

General and administrative expenses were $58,429 versus $93,578 for the quarters ended March 31, 2005 and 2004, respectively.  The decrease results principally are contributed to the reduction in consulting and professional fees.

As a result of the above, the Company incurred a loss from operations of $102,003 for the quarter ended March 31, 2005, compared to a loss of $194,739 for the quarter ended March 31, 2004.  Interest expense was $31,020, compared to $30,977 for the quarters ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $11,647,818.  The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2005, the Company had total cash and current assets of $21,897, and current liabilities of $2,646,598.  The Company’s primary available source for generating cash for operations is through the issuance of common stock and notes payable.  Commencing September 14, 2002, the Company began issuing subordinated convertible debentures.  The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion.  Through March 31, 2005, a total of $414,129 is currently outstanding under these terms.  There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment.  Management believes that there is a reasonable likelihood that a significant portion of the Company’s debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

During the first quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II.

Other Information

Item 1.

Legal Proceedings

The Company is presently being sued by one of its creditors for $6,000.  The outcome of this suit cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

Item 2.

 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company issued 500,000 shares of its common stock for services rendered at $0.013 per share and another 250,000 for services rendered at $0.017 per share.  The Company also issued 2,000,000 shares of its common stock valued at $0.01 per share in exchange for 1,000,000 shares of Bio-Tech Medics, Inc. common stock. Additionally, the Company issued 3,250,000 shares of its common stock upon the conversion of a certain promissory notes totaling $26,750 and an additional 310,000 shares were issued for cash. The shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to Vote of Security Holders

None

Item 5.

Other Information

            In the first quarter of 2005, we resumed operations of our wholly-owned subsidiary, Pan American Relations, Inc. Pan American Relations was formed in October 2003 to offer public relations services to small private and public companies.

On November 15, 2004, we reported on Form 8-K that we entered into a Purchase and  Sale Agreement (the “Agreement”) with TSV Media for the purchase of its www.ussocceruk.com website.  The consideration for the website was 2,500,000 shares of preferred stock , with registration rights, and $25,000 cash.  The Agreement was subsequently amended on January 12, 2005 to require the issuance of 2,500,000 shares of common stock instead of the preferred stock. On January 18, 2005, we amended the agreement to acquire the website for $25,000 and to enter into independent consulting agreements with the principals of TSV for certain consulting services related to the website, and completed the acquisition of the ussocceruk.com website from TSV Media.

On January 25, 2005, we entered into a marketing agreement with BioTech Medics, Inc., a Nevada corporation, whereby we may introduce new products to BioTech and BioTech will introduce new products to us.  BioTech’s primary purpose is to build and operate alternative health care services for the reduction of muscle, arthritic or skeletal pain without drugs or surgery. In connection with this agreement, we issued 2,000,000 restricted share of common stock to BioTech in exchange for 1,000,000 restricted shares of BioTech common stock.  This agreement is effective until July 25, 2006 and then automatically renews for two additional eighteen month periods.

Item 6.

Exhibits and Reports on Form 8-K

10.1	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement of www.ussoccer.com	Filed herewith
10.2	Marketing Agreement with BioTechMedics, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 27, 2005

/s/_Gordon F. Lee___

Gordon F. Lee

Chief Executive Officer

Exhibit 10.1 Amendment No. 1 to Amended and Restated Purchase and Sale Agreement of www.ussoccer.com

AMENDMENT NO. 1 TO AMENDED AND RESTATED PURCHASE AND SALE AGREEMENT OF WWW.USSOCCERUK.COM.

This Amendment No. 1 (“Amendment”) dated January 27, 2005 to Amended and Restated Purchase and Sale Agreement ("Agreement")  amends the Purchase and Sale Agreement dated November 29th, 2004 by and between TSV Media ("Seller") and the owner of www.ussocceruk.com, and International Sports and Media Group, Inc., a Nevada Corporation ("Purchaser") (collectively, the “Parties”).

WHEREAS, Seller and Purchaser are parties to the Agreement, whereby Purchaser agreed to buy www.ussocceruk.com, a PR news website owned by Seller in exchange for $25,000 and 2,500,000 shares of common stock;

WHEREAS, after completing certain due diligence, the Parties have agreed to amend the Agreement to reduce the consideration for the website to $25,000 and to enter into consulting agreements with the principals of the Seller;

NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements hereinafter set forth and other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto hereby agree to amend the Agreement to add the following terms:

1.   Purchase Price. The consideration ("Purchase Price") for the Property is $25,000.

2. Consulting Agreements. In connection with the Agreement, the principal of Sellers, Chris Bergin  (the “Principal”) agree to enter into consulting agreements with Purchaser whereby the Principal will provide certain consulting services to the Purchaser related to the operation of the www.ussocceruk.com website for a period of one year.

The remainder of the terms and conditions of the Agreement will remain the same.

IN WITNESS WHEREOF, the parties have executed this Amendment to the Agreement as of the date written above.

TSV Media

Per: ___/s/Chris Bergin___________________________________

           Chris Bergin

Title: President_

International Sports and Media Group

Per: /s/Yan Skwara

Yan Skwara

Title: _President

 Exhibit 10.2 Marketing Agreement with BioTechMedics, Inc.

BIOTECH MEDICS, INC.

MARKETING AGREEMENT

INTERNATIONAL SPORTS & MEDIA GROUP, INC.

DISTRIBUTION, SALES, MARKETING

BTMD Technologies, Inc.

22222 N. 55th Street

222 W. Las Colinas Blvd

Phoenix, Arizona 85054

Suite 1650E

Tel: (602) 321-2281

Irving, TX 75039

Fax: (480) 767-3933

Tel: (800) 200-2458

info@BTMDtechnologies.com

info@biotechmedics.com

MARKETING AGREEMENT

THIS MARKETING AGREEMENT (MA) is made and entered into this 25th day of January 2005 (the “Effective Date”), by and between BioTech Medics, Inc. a Nevada Corporation (hereinafter

“BTMD”), having its principal place of business at 222 W. Las Colinas Blvd, Ste 1650E, Irving, Texas 75039, and International Sports and Media Group, Inc., a Nevada Corporation (hereinafter

“ISME”), having its principal place of business at 11301 Olympic Blvd Suite 680, Los Angeles, California 90064. BTMD and ISME are also referred to herein, individually, as “Party”, and collectively, as “Parties”.

RECITALS

A. WHEREAS, BTMD’s primary business purposes are build and operate alternative health care services for the reduction of muscle, arthritic and/or skeletal pain without drugs or surgery.

B. WHEREAS, ISME is sports marketing communications firm, which has secured various rights for athletic venues (collectively "Product") as the term Product is more fully defined in Section 1.1 below.

C. WHEREAS, ISME desires to formulate and develop outside relationships in order to sell, distribute and market their products on all sectors/opportunities in which it can be utilized. It is understood by both parties that BTMD will contract its own deal structures and this agreement is simply for partnering with ISME on various forms of contracts.

NOW, THEREFORE, based on the foregoing recitals and for other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BTMD and ISME agree as follows:

ARTICLE

I

SALES ITEMS

Section 1.1. Product Covered. The Product(s) covered by this Agreement includes, but is not limited to, each parties strength of business. From time to time, ISME may introduce new products to BTMD, and visa versa. Should BTMD desire to sell a future product that product will be added to this Agreement as a separate Addendum with the pricing and revenue share detailed.

However, this agreement is primarily for the marketing and sales of each others products with BTMD utilizing the strengths of ISME in order to enter into the professional sports venues.

Section 1.2. Specific Efforts of ISME. ISME shall provide BTMD with the skill sets to market and in some cases sell BTMD’s products and services. ISME in its discretion will utilize its various forms of expertise, purchasing power and pro athletic abilities to support the sales and marketing efforts of BTMD.

ARTICLE II

TERM

Section 2.1 Term. This Agreement is effective as of January 25, 2005, and shall continue in effect until July 25, 2006.

Section 2.2 Renewal of Term. This Agreement shall be automatically renewed for two (2) additional 18 month successive terms unless either party gives the other party at least thirty (30)

days prior written notice of its termination before the end of the initial or renewal terms.

ARTICLE III.

SALES PRICE AND COMMISSIONS

Section 3.1 Considerations. ISME shall pay to BTMD as consideration for this MA the amounts set forth in Addendum A.

Section 3.2 Warranty of Product. ISME shall provide to Customers the standard limited warranty of the manufacture for the Product. ISME SHALL NOT BE LIABLE FOR ANY

DAMAGES, CONSEQUENTIAL OR OTHERWISE, OR FOR THE BREACH OF ANY WARRANTY, EXPRESS OR IMPLIED, ON ACCOUNT OF THE PRODUCT SOLD BY ISME UNDER THIS

AGREEMENT.

Section 3.3 Non-Disclosure of Confidential Information and Trade Secrets. BTMD acknowledges that, due to the nature of this joint venture relationship, BTMD has or will have access to and has or will become acquainted with trade secrets and confidential information of ISME, including, without limitation, existing customer lists, supplier lists, cost information, pricing information and strategies, personnel data, documents, drawings, equipment, records, financial information, computer software, programs, and other information and opportunities which are owned by ISME and regularly used in the operation of ISME's business and that this information constitutes ISME's trade secrets and confidential information. BTMD agrees not to divulge,

communicate to the detriment of ISME, or for the benefit of any other person or persons, or misuse in any way, directly or indirectly, any confidential information or trade secrets of ISME either during the term of this Agreement, or anytime after its termination. BTMD acknowledges and agrees that any trade secrets and confidential information of ISME that it has acquired was received in confidence of ISME. Likewise, ISME acknowledges that, ISME has or will have access to and has or will become acquainted with trade secrets and confidential information of BTMD, including,

without limitation, customer lists, supplier lists, cost information, pricing information and strategies, personnel data, documents, drawings, equipment, records, financial information, computer software, programs, and other information and opportunities which are owned by BTMD and regularly used in the operation of BTMD's business and that this information constitutes BTMD's trade secrets and confidential information. ISME agrees not to divulge, communicate to the detriment of BTMD, or for the benefit of any other person or persons, or misuse in any way, directly or indirectly, any confidential information or trade secrets of BTMD either during the term of this Agreement, or anytime after its termination. ISME acknowledges and agrees that any trade secrets and confidential information of BTMD that it has acquired was received in confidence of BTMD.

Section 3.4 Non-Solicitation. In consideration for the referrals and customers provided for herein, without the prior written consent of BTMD, ISME shall not directly or indirectly, whether or not for compensation, engage in any business activity (whether as an employee, proprietor, officer, director, agent, trustee, partner or creditor lending money for the purpose of establishing or operating any such business) that (a) induces or attempts to induce, directly or indirectly, any Merchant/Customer to modify or terminate such Merchant/Customer's business association with

BTMD or (b) interferes with, disrupts or attempts to disrupt any present business relationship, contractual or otherwise, between BTMD and any Merchant/Customer, client, distributor, supplier,

consultant, agent or employee of BTMD or (c) induces or attempts to induce, directly or indirectly, any Merchant/Customer to engage in any negotiations and/or business transactions directly with

BTMD. Likewise, BTMD in consideration for the Services provided for herein, without the prior written consent of ISME, BTMD shall not directly or indirectly, whether or not for compensation, engage in any business activity (whether as an employee, proprietor, officer, director, agent, trustee, partner, consultant, agent or creditor lending money for the purpose of establishing or operating any such business that (a) induces or attempts to induce, directly or indirectly, any

Merchant/Customer to modify or terminate such Merchant/customer’s business association with ISME or (b) interferes with, disrupts or attempts to disrupt any present business relationship,

contractual or otherwise, between ISME and any Merchant/Customer, client, distributor, supplier, consultant, agent, BTMD or employee of ISME or (c) induces or attempts to induce, directly or indirectly, any Merchant/Customer to engage in any negotiations and/or business transactions directly with BTMD.

Section 3.5 Termination for Event of Default. This Agreement may be terminated early if an Event of Default occurs. Any of the following shall be an Event of Default with respect to this

Agreement:

A. Either ISME or BTMD seek relief under any provisions of the bankruptcy or insolvency laws, or is adjudicated bankrupt or insolvent, or in the event a receiver is appointed for all or substantially all of its property.

B. Either party defaults under a material provision of this Agreement, which default is not cured within thirty (30) days after written notice is given by the other party to the defaulting party.

C. ISME is (1) placed on any kind of credit hold by any company’s and is unable to deliver Products or services because of this circumstance for a period of more than three (3) weeks,

(2) knowingly withholds or attempts to withhold commissions properly earned by BTMD as defined by this Agreement. (3) If current ownership sells ISME, BTMD has right to meet with new ownership and determine viability of on-going business with said new ownership.

If an Event of Default occurs, the non-defaulting party may terminate this Agreement on ten (10) days' prior written notice to the defaulting party and have recourse to any and all remedies available under this Agreement and applicable law. In the event this Agreement is terminated by ISME due to an Event of Default by BTMD, BTMD will receive commissions only on Product orders already in possession of ISME for distribution, subject to any offsets for amounts ISME is entitled to due to the Event of Default under this Agreement. ISME agrees not to distribute any Product of BTMD received after the date this Agreement is terminated.

ARTICLE IV.

MISCELLANEOUS

Section 4.1 Independent Contractor Relationship. It is the intention of the parties that BTMD is an independent contractor and not an employee or agent of ISME for any purpose whatsoever. Furthermore, ISME is an independent contractor and not an employee or agent of BTMD for any purpose whatsoever.

Section 4.2 Completeness of Instrument. This instrument contains all the agreements, understandings, representations, conditions, warranties and covenants made between the parties hereto and supersedes all prior agreements, orally or in writing. Unless set forth herein, neither party shall be liable for any representation made. The provisions of this Agreement may be waived, altered, amended, or repealed, in whole or in part, only on the written consent of both parties to this Agreement.

Section 4.3 Assignment. This Agreement may not be assigned by BTMD. Except as provided above, this Agreement shall be binding on, and shall inure to the benefit of, the parties to it and their respective heirs, legal representatives, successors, and assigns.

Section 4.4 No Implied Waivers. The failure of either party at any time to require performance by the other party of any provision hereof shall not affect in any way the full right to require such performance at any time thereafter. Nor shall the waiver by either party of a breach of any provision hereof be taken or held to be a waiver of the provision itself.

Section 4.5 Notice. Any notice required or permitted to be given under this Agreement shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or on the fifth day after mailing if mailed to the party to whom notice is to be given, by first class or air mail, return receipt requested, postage prepaid, and addressed to the addressee at the address stated opposite its name below, or at the most recent address, specified by written notice, given to the sender by the addressee under this provision.

If to ISME: Yan Skwara, President

International Sports & Media Group, Inc.

11301 Olympic Blvd., Suite 680

Los Angeles, California 90064

If to BTMD: Keith Houser, CEO, Chairman

BioTech Medics, Inc.

222 W. Las Colinas Blvd, Suite 1650E

Irving, Texas 75039

Section 4.6 Severability. If any term, provision, covenant, or condition of this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remainder of the Agreement shall remain in full force and effect and shall in no way be affected, impaired, or invalidated.

Section 4.7 Counterparts. This Agreement may be executed in any number of counterparts and each such counterpart shall be deemed to be an original instrument, but all of such counterparts together shall constitute but one agreement. A photographic, facsimile (fax), or carbon copy of the signature(s) of the undersigned may be deemed to be the equivalent to the original hereof and may be used as a duplicate original.

Section 4.8 Further Actions. Each party agrees to execute and deliver any further documents and to do any additional acts reasonably required to carry out the terms of this

Agreement.

Section 4.9 Attorney's Fees. In the event of the bringing of an action by either of the parties hereto against the other by reason of the breach of any covenants, conditions or terms of this Agreement, then and in that event, both parties are responsible for their own attorney fees and costs.

Section 4.10 Governing Law & Binding Mediation. This Agreement shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of

Nevada, United States of America, in force from time to time. The laws of the State of Nevada shall apply regardless of the residence of any party or the place of execution of this Agreement by any party. Each party agrees that any unresolved dispute exceeding sixty (60) days between the parties will first be settled via binding mediation with each party paying their respective costs. If mediation cannot resolve any unresolved dispute, only subsequent to mediation may an action or proceeding to determine or enforce rights or obligations under this Agreement be brought in the courts of the State of Nevada. Each party consents to the jurisdiction of such courts over it for purposes of any such action or proceeding.

When completed and executed, the Addendums that are attached, shall become an integral part of and governed by the Marketing Agreement between BTMD and the ISME.

IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the date(s) and in the place(s) specified.

“ISME”

International Sports & Media Group, Inc.

a Nevada corporation

Dated: January 26, 2005 by________________________________

at San Diego, California Yan Skwara, President

“BTMD”

BioTech Medics, Inc.

A Nevada corporation

Dated: January 25, 2005

at Irving, Texas

by:_______________________________

Keith Houser, CEO, Chairman

ADDENDUM

A

CONSIDERATIONS FOR BOTH PARTIES

ISME shall pay BTMD, as well as BTMD shall pay ISME a consideration of the following for their services. These consideration items shall be subject to each company’s approval, and shall be structured to be completed by the dates that follow.

1. BTMD shall give ISME 1 million shares of restricted stock of BTMD to ISME.

2. ISME shall give BTMD 2 million shares of restricted stock of ISME to BTMD.

3. ISME strikes marketing agreement with BTMD to promote one or more Medical

Therapeutic Lasers on its web site and to all sports groups for pain management and rehabilitation clinics etc. (full plan to follow).

4. BTMD and ISME agree to do an alliance together---to help promote and expand each others companies.

5. BTMD and ISME both agree to free up 1/2 of stock given after 90 days upon approval of registration statement to be filed with the SEC and not to flood the public market with large blocks of freely trading shares, i.e., no sales in excess of 50,000 shares.

Exhibit 31.1 Certification of Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

I, Gordon F. Lee, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International Sports & Media Group, Inc.;

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

Date: May 27, 2005 /s/ Gordon F. Lee --------------------- Gordon F. Lee Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

I, Yan Skwara, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International Sports and Media Group, Inc.

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

Date: May 27, 2005 /s/ Yan Skwara --------------------- Yan Skwara Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Sports and Media Group, Inc., (the "Company") on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon F. Lee, Chief Executive Officer and Yan Skwara, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  May 27, 2005

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.