Form 10QSB/A
period 2005-03-31
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2005-09-01
CIK 1054311

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB/A AMENDMENT NO. 1 PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2005	Commission File Number 000-27487
INTERNATIONAL SPORTS AND MEDIA GROUP (Exact Name of Registrant as Specified in Its Charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0350156 (I.R.S. Employer Identification number)
11301 Olympic Blvd., Suite 680, Los Angeles (Address of principal executive offices)	90064 (Zip Code)

Issuer’s telephone number, including area code: (310) 445-2599

Not Applicable

(Registrant’s Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]

No [     ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	May 5, 2005
Common Stock, $0.001 par value	183,668,682 shares

Transitional Small Business Disclosure Format: Yes [  ] No [ ]

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

FORM 10-QSB/A

QUARTER ENDED MARCH 31, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB for International Sports and Media Group, Inc. (the “Company”) for the quarter ended March 31, 2005 is being filed to amend and restate the items described below contained in the Company’s quarterly report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on May 27, 2005.

On August 24, 2005, HJ Associates & Consultants, LLP, the Company’s independent auditors, notified the Company that officers’ salaries in the amount of $123,250 for the quarter ended March 31, 2005 were not accrued and that the financial statements for the quarter ended March 31, 2005 needed to be restated to reflect such accrual. After discussions with the independent auditors, the Company’s board of directors determined that its Form 10-QSB for the quarter ended March 31, 2005 should be amended and restated to reflect the items described below.

This Amendment No. 1 amends Part I, Item 1. Financial Statements; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 3. Controls and Procedures, for the following purposes:

•

To amend Part I, Item 1. Financial Statements, to restate the Company’s Unaudited Consolidated Financial Statements as of March 31, 2005 for the Consolidated Balance Sheet for the three month period ended March 31, 2005, for the Consolidated Statement of Operations for the three month period ended March 31, 2005, for the Statement of Cash Flows for the three month period ended March 31, 2005, and the related Notes to the Financial Statements;

•

To amend Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take in account the effects of the restatement; and

•

To amend Part I, Item 3. Controls and Procedures, to reflect the matters discussed above.

ITEM 1-FINANCIAL STATEMENTS

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS
	Restated
	March 31,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash	$ 1,897	$ 11
Securities available for sale	20,000	-

Total Current Assets	21,897	11

PROPERTY AND EQUIPMENT (Net)	-	322

OTHER ASSETS
Website Rights	25,000	25,000

Total Other Assets	25,000	25,000

TOTAL ASSETS	$ 46,897	$ 25,333

LIABILITIES AND STOCKHOLDERS' DEFICIT
	Restated
	March 31,	December 31,
	2005	2004

	(Unaudited)
CURRENT LIABILITIES
Bank overdraft	$ -	$ 80
Accounts payable	427,306	433,620
Stock subscription payable	7,000	-
Accrued expenses	887,884	775,651
Convertible bond	500,000	500,000
Convertible promissory notes	414,129	380,879
Notes payable	225,802	235,302
Accrued interest payable	307,727	283,479

Total Current Liabilities	2,769,848	2,609,011

Total Liabilities	2,769,848	2,609,011

STOCKHOLDERS' DEFICIT
Preferred stock: 50,000,000 shares authorized of	89	89
$0.001 par value, 88,500 and 88,500 shares issued
and outstanding, respectively
Common stock: 500,000,000 shares authorized of	160,294	153,934
$0.001 par value, 160,293,682 and 153,983,682
shares issued and outstanding, respectively
Additional paid-in capital	8,888,014	8,833,874
Subscriptions payable	-	3,000
Treasury stock, at cost	(280)	(280)
Accumulated deficit	(11,771,068)	(11,574,295)

Total Stockholders' Deficit	(2,722,951)	(2,583,678)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 46,897	$ 25,333

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
	Restated
	For the Three Months Ended	For the Three Months Ended

	2005	2004

REVENUES

Consulting Revenue	$ 14,745	$ 14,825

Total Revenues	14,745	14,825

EXPENSES
Consulting	181,247	113,900
General and administrative	58,429	93,578
Depreciation and amortization	322	2,086

Total Expenses	239,998	209,564

Loss From Operations	(225,253)	(194,739)

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	59,500	-
Loss on extinguishment of debt	0	(75,009)
Interest expense	(31,020)	(30,977)

Total Other Income (Expense)	28,480	(105,986)

NET LOSS	$ (196,773)	$ (300,725)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	157,751,924	74,878,243

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Statements of Cash Flows

(Unaudited)

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Statements of Cash Flows
(Unaudited)
	Restated
	For the Three Months Ended March 31,	For the Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (196,773)	$ (300,725)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	323	8,186
Stock issued for services	10,750	14,000
Loss on extinguishment of debt	-	75,009
Gain on settlement of debt	(59,500)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(6,315)	11,561
Increase in interest payable	24,248	-
Increase (decrease) in accrued expenses	112,233	64,227

Net Cash Used by Operating Activities	(115,034)	(127,742)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	(80)	934
Preferred stock issued for cash	-	37,500
Cash paid on note receivable - related party	-	(600)
Promissory notes proceeds	45,000	-
Increase in notes payable	65,000	-
Increase in stock subscription payable	4,000	-
Principal payments on convertible notes payable	-	(2,500)
Common stock issued for cash	3,000	-
Cash received on notes payable – related party	-	3,590

Net Cash Provided by Financing Activities	116,920	123,924

NET INCREASE (DECREASE) IN CASH	1,886	(3,818)

CASH AT BEGINNING OF PERIOD	11	3,853

CASH AT END OF PERIOD	$ 1,897	$ 35

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY

Statements of Cash Flows (Continued)

(Unaudited)

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Statements of Cash Flows (Continued)
(Unaudited)
For the Three
Months Ended
March 31,
	Restated 2005	2004

SUPPLEMENT CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$ 6,750	$ 29,500
Common stock issued for conversion of note payable	$ 20,000	$ -
Common stock issued for services	$ 46,750	$ 14,000
Stock subscription payable	$ 3,000	$ -
Stock issued for securities available for sale	$ 20,000	$ -

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

NOTE 2 -

RESTATEMENT

In reviewing the Company’s financial statements for the quarter ended June 30, 2005, the Company’s independent auditors discovered an error in the Company’s quarterly filing for the period ended March 31, 2005, in that the Company failed to accrue officers’ salaries in the amount of $123,250.  As a result, the Company is restating the consolidated balance sheets, consolidated statement of operations, and statement of cash flows and related notes for March 31, 2005 to adjust the accrued payroll of $123,250 for the first quarter of 2005.

All such changes have been consistently applied to all periods presented and a comparison of the amounts previously reported to the restated amounts presented in this 2005 First Quarter 10-QSB/A are shown as follows:

International Sports and Media Group, Inc. and Subsidiary
Consolidated Balance Sheet

ASSETS	March 31,	March 31,
	2005	2005
	(Unaudited)	(Unaudited)
	As Previously Filed	As Restated
TOTAL ASSETS	$ 46,897	$46,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	March 31,
	2005	2005
	(Unaudited)	(Unaudited)
	As Previously Filed	As Restated
CURRENT LIABILITIES
Total Liabilities	2,646,598	2,769,848

STOCKHOLDERS' DEFICIT
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 46,897	$46,897

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	March 31, 2005

	(Unaudited)	(Unaudited)
	As Previously Filed	As Restated
Total Expenses	116,748	239,998

NET LOSS	$ (73,523)	($196,773)

BASIC LOSS PER SHARE	$ (0.00)	$0.00

NOTE 3 -

GOING CONCERN

At March 31, 2005, the Company has an accumulated deficit of $11,771,068 and has incurred a loss from operations for the three months then ended.  In addition, the Company is in default on certain of its promissory notes and credit line payables at March 31, 2005. The Company’s shareholders’ deficit is $2,722,951 and its current liabilities exceed its current assets by $ 2,747,951.

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

NOTE 4 -

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

NOTE 5 -

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

NOTE 6 -       SUBSEQUENT EVENTS

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

As a result of the above, the Company incurred a loss from operations of $225,253 for the quarter ended March 31, 2005, compared to a loss of $194,739 for the quarter ended March 31, 2004.  Interest expense was $31,020, compared to $30,977 for the quarters ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $11,771,068.  The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2005, the Company had total cash and current assets of $21,897, and current liabilities of $2,769,848.  The Company’s primary available source for generating cash for operations is through the issuance of common stock and notes payable.  Commencing September 14, 2002, the Company began issuing subordinated convertible debentures.  The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion.  Through March 31, 2005, a total of $408,379 is currently outstanding under these terms.  There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment.  Management believes that there is a reasonable likelihood that a significant portion of the Company’s debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were deficient and identified deficiencies and material weaknesses in our disclosure controls and procedures as of March 31, 2005.  These deficiencies were reported as follows: On August 24, 2005, authorized officers of the Company received a letter from HJ & Associates, CPA’s (“HJ”), our independent auditors, informing us our financial statements for the quarter ended March 31, 2005 failed to accrue officers’ salaries in the amount of $123,250 for the quarter ended March 31, 2005. As a result, we identified certain errors in our financial statements for the quarter ended March 31, 2005 and determined to restate our financial statements for such quarter. Management has taken action to address such deficiencies and will continue our efforts to improve and strengthen our control processes and procedures.

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

Item 6.

Exhibits and Reports on Form 8-K

10.1	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement of www.ussoccer.com	Filed with Form 10-QSB dated March 31, 2005, filed May 27, 2005
10.2	Marketing Agreement with BioTechMedics, Inc.	Filed with Form 10-QSB dated March 31, 2005, filed May 27, 2005
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications	Filed herewith
99.1	Letter from HJ Associates & Consultants, LLP	Filed herewith

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2005

/_Gordon F. Lee

Gordon F. Lee

Chief Executive Officer

Exhibit 31.1 Certification of Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

I, Gordon F. Lee, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of International Sports & Media Group, Inc.;

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

Date: August 31, 2005 /s/ Gordon F. Lee --------------------- Gordon F. Lee Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

I, Yan Skwara, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of International Sports and Media Group, Inc.

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

Date: August 31, 2005 /s/ Yan Skwara --------------------- Yan Skwara Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Sports and Media Group, Inc., (the "Company") on Form 10-QSB/A for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon F. Lee, Chief Executive Officer and Yan Skwara, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  August 31, 2005

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 99.1

HJ ASSOCIATES & CONSULTANTS, L.L.P.

50 South Main Street, Suite 1450
Salt Lake City, Utah 84144

Telephone (801) 328-4408  Fax (801) 328-4461

September 1, 2005

Securities and Exchange Commission
Washington, D.C., 20549

Re: International Sports and Media Group, Inc. 10-QSB/A

Dear Sir/Madam:

We have reviewed, and agree with the Company's disclosures on Form 10QSB Amendment Number 1 regarding restatement of financials for the period ended March 31, 2005 as required by Item 4.02 of Form 8-K.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP