Form 10QSB
period 2005-06-30
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2005-09-21
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission file number 000-27487

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11301 Olympic Blvd., Suite 680, Los Angeles, CA	90064
(Address of principal executive offices)	Zip Code

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

Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	September 15, 2005
Common Stock, $0.001 par value	354,473,024 shares

 Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
ITEM 3.	Defaults upon Senior Securities	14
ITEM 4.	Submission of Matters to a Vote of Security Holders	14
ITEM 5.	Other Information	14
ITEM 6.	Exhibits and Reports on Form 8-K	14
	SIGNATURE PAGE	15

ITEM 1-FINANCIAL STATEMENTS

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Consolidated Balance Sheet
ASSETS	June 30, 2005
(Unaudited)
CURRENT ASSETS
Cash	$ -
Securities available for sale	10,000

Total Current Assets	10,000

PROPERTY AND EQUIPMENT (Net)	-

OTHER ASSETS
Investment Smart SMS Mexico, LLC	82,300
PSV Licensing Fees	13,842
Website Rights	20,833

Total Other Assets	116,975

TOTAL ASSETS	$ 126,975

LIABILITIES AND STOCKHOLDERS' DEFICIT
June 30, 2005
(Unaudited)
CURRENT LIABILITIES
Bank overdraft	$ 359
Accounts payable	454,462
Accrued expenses	874,017
Convertible bond	500,000
Convertible promissory notes	463,529
Notes payable	92,302
Note payable – Related party	157,800
Accrued interest payable	320,376

Total Current Liabilities	2,862,845

Total Liabilities	2,862,845

STOCKHOLDERS' DEFICIT

Preferred stock: 50,000,000 shares authorized of	89
$0.001 par value, 88,500 shares issued and outstanding

Common stock: 500,000,000 shares authorized of	208,158
$0.001 par value, 208,157,880
shares issued and outstanding, respectively
Additional paid-in capital	9,341,021
Treasury stock, at cost	(280)
Other comprehensive loss	(10,000)
Accumulated deficit	(12,274,858)

Total Stockholders' Deficit	(2,735,870)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 126,975

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES
Consulting Revenue	$ -	$ 2,500	$ 14,745	$ 13,625
Total Revenues	-	2,500	14,745	13,625

EXPENSES
Consulting	292,560	36,750	473,807	150,650
General and administrative	108,711	130,164	159,767	220,077
Depreciation and amortization	5,424	1,283	5,747	3,369

Total Expenses	406,695	168,197	639,320	374,096

Loss From Operations	(406,695)	(165,697)	(624,575)	(360,471)

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	-	-	59,500	-
Loss on extinguishment of debt	(50,000)	(5,000)	(50,000)	(80,009)
Interest expense	(33,433)	(31,905)	(64,451)	(62,882)

Total Other Income (Expense)	(83,433)	(36,905)	(54,951)	(142,891)

LOSS FROM CONTINUING OPERATIONS	(490,128)	(202,602)	(679,526)	(503,362)

DISCONTINUED OPERATIONS (NOTE 4)

Income (loss) from discontinued operations	(13,662)	4,730	(21,037)	4,765

Net loss	(503,790)	(197,872)	(700,563)	(498,597)

Other comprehensive loss	(10,000)	-	(10,000)	-

Total other comprehensive loss	$ (513,790)	$(197,872)	$ (710,563)	$ (498,597)

Loss per share from continuing operations	($0.00)	($0.00)	($0.00)	($0.01)

Loss per share from discontinued operations	($0.00)	($0.00)	($0.00)	($0.01)

Total loss per share	($0.00)	($0.00)	($0.00)	($0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	187,063,371	75,906,476	185,820,333	75,743,261

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Statement of Shareholder Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Payable	Stock	Deficit

Balance, December 31, 2004	88,500	$ 89	153,983,682	$ 153,984	$ 8,833,824	$ -	$ (280)	$ (11,574,295)

Common stock issued for cash (unaudited)	-	-	850,000	850	6,200	-	-	-

Cash received on stock subscription payable (unaudited)	-	-	-	-	-	7,000	-	-

Common stock issued for subscription payable (unaudited)	-	-	660,000	660	6,340	(7,000)	-	-

Common stock issued in conversion of promissory notes (unaudited)	-	-	23,539,198	23,539	202,281	-	-	-

Common stock issued for services rendered (unaudited)	-	-	25,125,000	25,125	228,875	-	-	-

Common stock issued for settlement agreement (unaudited)	-	-	2,000,000	2,000	18,000	-	-	-

Common stock issued in stock swap (unaudited)	-	-	2,000,000	2,000	18,000	-	-	-

Spinoff of subsidiary (unaudited)	-	-	-	-
					27,500
Net loss for the six months ended June 30, 2005 (unaudited)	-	-	-	-	-	-	-	(700,563)

Balance, June 30, 2005 (unaudited)	88,500	$ 89	208,157,880	$ 208,158	$ 9,341,021	-	$ (280)	$ (12,274,858)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(700,563)	$ (498,597)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	323	15,569
Stock issued for services	254,000	57,663
Loss on extinguishment of debt	50,000	80,009
Gain on settlement of debt	(59,500)
Changes in operating assets and liabilities:
Increase in other assets	(91,975)
Increase (decrease) in accounts payable	20,840	20,971
Increase in interest payable	36,897	-
Increase (decrease) in accrued expenses	133,237	120,274

Net Cash Used by Operating Activities	(356,741)	(204,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	280	272
Preferred stock issued for cash	-	82,000
Promissory notes proceeds	353,400	121,000
Payment on promissory notes	(8,000)
Principal payments on convertible notes payable	-	(3,000)
Common stock issued for cash	14,050	-
Decrease in Subscription Payable	(3,000)
Proceeds from related parties	-	4,590
Payments on notes payable-related party	-	(4,590)

Net Cash Provided by Financing Activities	356,730	200,272

NET INCREASE (DECREASE) IN CASH	(11)	(3,839)

CASH AT BEGINNING OF PERIOD	(11)	3,853

CASH AT END OF PERIOD	$ -	$ 14

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY

Statements of Cash Flows (Continued)

(Unaudited)

For the Six
Months Ended
June 30,
	2005	2004

SUPPLEMENT CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$ 245,820	$ 109,509
Common stock issued for conversion of note payable	$ 20,000	$ -
Common stock issued for services	$ 254,000	$ 57,663
Stock issued for securities available for sale	$ 20,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Notes to the Financial Statements (unaudited)

June 30, 2005 and 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN

At June 30, 2005, the Company has an accumulated deficit of $12,274,858 and has incurred a loss from operations for the three and six months then ended.  In addition, the Company is in default on certain of its promissory notes and credit line payables at June 30, 2005. The Company’s shareholders’ deficit is $2,735,870 and its current liabilities exceed its current assets by $2,852,845.

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

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Financial Statements

June 30, 2005 and 2004

NOTE 3 - MATERIAL EVENTS

Common Stock

For the three months ended June 30, 2005, the Company issued 540,000 shares of common stock for cash, 22,289,198 shares in conversion of convertible promissory notes, 24,375,000 shares as consideration for services rendered, and 660,000 shares for subscription payable.

Stock Dividend

On May 23, 2005 the Company announced a spin-off of Pan American Relations (PAR), a privately owned subsidiary of the Company. One share of Pan American Relations will be issued for every one hundred shares of ISME common stock held by shareholders of record as of June 6, 2005.  The spin-off of Pan American Relations created a stock dividend granted to investors who owned common stock of the Company of record of June 6, 2005. The distribution date for the dividend was June 30, 2005.

Pan American Relations is a financial investor relations and corporate advisory firm that provides emerging and established companies with useful guidance within the financial marketplace. Pan American Relations generates revenue through service contracts with both private and public companies.

Acquisition Completion

On June 6, 2005 the Company announced it had taken a 10% equity stake in Smart SMS Mexico, LLC, a Nevada limited liability company and a subsidiary of American IDC (Pink Sheets:ACNI - News), in exchange for $100,000 cash and 25,000,000 shares of the Company’s restricted stock.

SMS Mexico is a full service Text Messaging Company dedicated to developing and marketing Text Messaging campaigns, specializing in sports and entertainment opportunities, throughout Mexico.

Gordon F. Lee, Chief Executive Officer of International Sports and Media Group, is also an officer, director and controlling shareholder of American IDC Corp.

As of June 30, 2005 the Company still owed $17,700 in cash to Smart SMS and no shares have yet been issued.

Licensing Agreement

On April 23, 2005, the Company signed a licensing agreement with Paris Saint Germain (PSG) of France to create a line of energy drinks branded towards the PSG team and its supporters. The agreement will see the Company market, distribute and sell PSG Energy. PSG Energy will be sold in select retail outlets throughout Paris and suburban areas, including in the official Paris Saint Germain retail outlets both in the Parc de Princes Stadium and Champs Elysees.

The agreement is active from June 1, 2005 until April 30, 2007, and requires a prepaid fee of approximately $15,000 at the beginning of each year.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Financial Statements

June 30, 2005 and 2004

NOTE 4 – DISCONTINUED OPERATIONS

As of June 30, 2005, the Company declared a dividend by spinning off its wholly owned subsidiary, Pan American Relations. The following is a presentation of those discontinued operations net of zero tax effect.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Total Revenues	$ -	$ 8,000	$ -	$ 11,700
Total Expenses	17,814	3,270	25,189	6,935
Income (Loss) From Operations	(17,814)	4,730	(25,189)	4,765
Total Other Income	4,152	-	4,152	-
NET INCOME (LOSS)	$ (13,662)	$ 4,730	$ (21,037)	$ 4,765

NOTE 5 - SUBSEQUENT EVENTS

Common Stock Transactions

Shares Issued Pursuant to the Company’s 2005 Stock Plan:

The following shares were issued pursuant to the Company’s 2005 Non-Qualified Stock and Stock Option Plan, registered on Form S-8 on March 25, 2005. All shares were valued at approximately $.01 per share.

Subsequent to June 30, 2005, the Company issued 21,525,000 shares of common stock from its Stock Plan for consulting services.

Subsequent to June 30, 2005, the Company issued 1,100,000 shares of common stock from its Stock Plan for legal services.

Subsequent to June 30, 2005,  30,000,000 shares of its common stock were issued in exchange for services rendered by Manolo Cevallos, the Companies President, 57,975,858 shares were issued to Yan Skwara, the Company’s Chairman, and  35,714,286 shares were issued to Gordon Lee, the Company’s CEO.

Management Changes

On July 28, 2005, the Board of Directors accepted the resignation of Gordon F. Lee as Chairman of the Board and Yan K. Skwara as President. The Board of Directors then appointed Manolo Cevallos as President of the Company and appointed Yan K. Skwara as acting Chairman of the Board. Gordon Lee will continue to serve as company CEO and a director of the company.  Both Mr. Lee’s and Mr. Skwara’s resignations were not because of any disagreement with the Company.  Under Mr. Skwara’s severance agreement, Mr. Skwara is entitled to his accrued salary and $250,000 in severance pay, payable in cash or registered common stock.

On July 28, 2005, the company entered into an employment agreement with Mr. Cevallos, whereby Mr. Cevallos will act as President of the company until July 2007 in exchange for thirty one and one half million (31,500,000) shares of the common stock of the company and a yearly salary of $60,000 plus merit bonuses as applicable, payable in cash and stock.

At August 30, 2005, Mr. Skwara agreed to act as Chief Financial Officer of the Company until a suitable replacement can be found.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management.  Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing  approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Plan of Operation

In the beginning of fiscal 2004, we had revised the business plan to focus our attention on four areas of business, including corporate communications, marketing, media and hospitality.  In January 2004, we changed the name of the Company to “International Sports & Media Group, Inc.” to better reflect our new business plan. In 2004 we continued with our efforts with Corporate and Public relations through Pan American Relations.  In addition, we continued efforts with our hospitality area of business through our subsidiary, Global Hospitality Group. As of December 31, 2004, we abandoned operations relating to Global Hospitality Group but planned to continue the All American Burger concept on a limited basis through International Sports and Media Group, Inc. In early 2005, we elected to continue corporate and public relation operations through Pan American Relations. At June 6, 2005, we spun off Pan American Relations to the shareholders of ISME.

In the third and fourth quarter of 2004, we continued ongoing revision and implementation enhancements of our business plan to execute the objective of making the Company a premier global marketing and communications firm which offers a broad range of services to attract top clients and corporations. As part of the implementation of our business plan and our broader focus, we have entered into several relationships in the past few months which we feel will aid us in achieving this goals. Those relationships included naming Gordon Lee as the company’s new CEO, a joint venture agreement with American IDC, and the acquisition of the internet property of USSoccerUK.com from TSV Media LLC. Subsequent to June 30, 2005, we named Manolo Cevallo as the Company’s new president.

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

Once the final payment to LAFC was made, we intended to sell and/or transfer the Company’s ownership interest in Golo Lotto to an independent third party operator, while retaining a marketing agreement that would enable us to generate revenues based on site traffic and profits while not participating in the gaming operations or having a direct interest in a gaming operation; however, at the time of the final payment in October, we had no purchaser for the assets and after careful consideration of the terms of the Purchase Agreement, our Board of Directors determined that it would be in the best interest of the Company not to own or control the assets of Golo Lotto, but to simply make use of its website and other proprietary intellectual property to market the gaming services of Golo Lotto. Accordingly, we, along with LAFC, have restructured the Purchase Agreement into an Exclusive License and Marketing Services Agreement (the “License and Marketing Services Agreement”). Payments made under the Purchase Agreement acted as consideration for the License and Marketing Services Agreement and were reclassified as “license fees” on our financial statements.  At June 30, 2005 we had yet to perform any marketing services. The prepaid license fee was determined to be impaired and the remaining balance was expensed.

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

International Sports and Media Group, Inc., New Chairman/CEO

In October 2004, we brought in Gordon Lee for the position of Chairman and CEO. Former Chairman and CEO Yan Skwara continues to serve as Company President and director of the company. Subsequent to June 30, 2005, Yan Skwara resigned as president of the Company and Gordon Lee resigned as Chairman. Manalo Cevallo was appointed as president and Yan Skwara was elected chairman.  Mr. Skwara also serves as interim Chief Financial Officer.

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

BioTech Medics, Inc.

On January 25, 2005, we entered into a marketing agreement with BioTech Medics, Inc., a Nevada corporation, whereby we may introduce new products to BioTech and BioTech will introduce new products to us.  BioTech’s primary purpose is to build and operate alternative health care services for the reduction of muscle, arthritic or skeletal pain without drugs or surgery. In connection with this agreement, we issued 2,000,000 restricted shares of common stock to BioTech in exchange for 1,000,000 restricted shares of BioTech common stock.  This agreement is effective until July 25, 2006 and then automatically renews for two additional eighteen month periods. The shares issued were valued at $20,000. At June 30, 2005 the BioTech shares were valued at $10,000. The Company has recorded an other comprehensive loss of $10,000 for the decline in the BioTech share value.

Pan American Relations, Inc.

On May 17, 2005, the board of directors resolved to spin-off its privately-held subsidiary, Pan American Relations, Inc., a California corporation in the form of a stock dividend payable in a ratio of 1 share for each 100 shares of the company then outstanding. The record date for the distribution was June 6, 2005. The distribution date for this dividend was June 30, 2005.

Smart SMS Mexico, LLC

On June 6, 2005, International Sports and Media Group, Inc. entered into a LLC Purchase Agreement (the “Agreement”) with American IDC Corp. for the purchase of 10% of American IDC’s interest in Smart SMS Mexico, LLC, a Nevada limited liability company and subsidiary of American IDC.   The consideration for the interest was 25,000,000 shares of restricted common stock and $100,000 cash.

Gordon F. Lee, Chief Executive Officer of International Sports and Media Group, is also an officer, director and controlling shareholder of American IDC Corp. The company agreed to issue American IDC 25,000,000 shares of its restricted common stock.

Management Changes

Subsequent to June 30, 2005, on July 28, 2005, the Board of Directors accepted the resignation of Gordon F. Lee as Chairman of the Board and Yan K. Skwara as President. The Board of Directors then appointed Manolo Cevallos as President of the Company and appointed Yan K. Skwara as acting Chairman of the Board. Gordon Lee will continue to serve as company CEO and a director of the company.  Both Mr. Lee’s and Mr. Skwara’s resignations were not because of any disagreement with the Company.  Under Mr. Skwara’s severance agreement, Mr. Skwara is entitled to his accrued salary and $250,000 in severance pay, payable in cash or registered common stock.

On July 28, 2005, the company entered into an employment agreement with Mr. Cevallos, whereby Mr. Cevallos will act as President of the company until July 2007 in exchange for thirty one and one half million (31,500,000) shares of the common stock of the company and a yearly salary of $60,000 plus merit bonuses as applicable, payable in cash and stock.

Manolo Cevallos, President – Manolo Cevallos, who is 51 years old and a resident of Los Angeles, California, has worked in the area of sports promotion as well as handling various forms of sports media for over the past 25 years. Mr. Cevallos has had over two decades of business experience in the promotion of professional international soccer matches here in the United States. Since 2002, Mr. Cevallos has been a Partner at Futbol Channel Telecommunications, Inc. Since 2001, he has been a partner of C.G.P. Groups, Editorial Mundo Latino USA, Inc.-Deportimundo y Mas Magazine. He is also President-CEO of the Los Angeles Metropolitan Hispanic Chamber of Commerce and Vice Chairman of the California Hispanic Chamber of Commerce-International Trade Comité, as well as Executive Director of the Latino National Association for Business and Entrepreneuers. Since 2000, Mr. Cevallos has served as a sports writer for El Clasificado Weekly Magazine. Mr. Cevallos received a Masters in Administrative Management and Journalism from Catholic University in Quito, Ecuador.

At August 30, 2005, Mr. Skwara agreed to act as Chief Financial Officer of the Company until a suitable replacement can be found.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of June 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004.

Revenues for the quarter ended June 30, 2005 were $0, compared to $2,500 for the quarter ended June 30, 2004.

General and administrative expenses were $108,711 versus $130,164 for the quarters ended June 30, 2005 and 2004, respectively.  The decrease is principally a result of a reduction in professional fees.

As a result of the above, the Company incurred a loss from operations of $406,695 for the quarter ended June 30, 2005, compared to a loss of $165,697 for the quarter ended June 30, 2004.  Interest expense was $33,433, compared to $31,905 for the quarters ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $12,274,858.  The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2005, the Company had current assets of $10,000, and current liabilities of $2,862,845.  The Company’s primary available source for generating cash for operations is through the issuance of common stock and notes payable.  Commencing September 14, 2002, the Company began issuing subordinated convertible debentures.  The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion.  Through June 30, 2005, a total of $463,529 is currently outstanding under these terms.  There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment.  Management believes that there is a reasonable likelihood that a significant portion of the Company’s debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30 , 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were deficient and identified deficiencies and material weaknesses in our disclosure controls and procedures as of June 30, 2005.  These deficiencies were reported as follows: On August 24, 2005, authorized officers of the Company received a letter from HJ & Associates, CPA’s (“HJ”), our independent auditors, informing us our financial statements for the quarter ended March 31, 2005 failed to accrue officers’ salaries in the amount of $123,250 for the quarter ended March 31, 2005. As a result, we identified certain errors in our financial statements for the quarter ended March 31, 2005 and determined to restate our financial statements for such quarter. Management has taken action to address such deficiencies and will continue our efforts to improve and strengthen our control processes and procedures.

PART II.

Other Information

Item 1.

Legal Proceedings

The Company has a judgment from one of its note holders in the amount of $6,000.  The outcome of this suit cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

The Company also has a judgment filed against it by Jim Sexton for services rendered in the amount of $2,700.  The outcome of this judgment cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

The Company also has a judgment filed against it by AAone Litho in San Diego Superior Court  for services rendered in the amount of $15,522.80, including interest and related costs at February 25, 2005.  The outcome of this judgment cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

The Company also has a judgment filed against it by Fox Sports World for services rendered in the amount of $11,000.  The outcome of this judgment cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

Subsequent to June 30, 2005, the Company became aware of a judgment  filed in San Diego Superior Court in the amount of $33,747.36, including interest and related costs at August 26, 2005 by McCullough and Associates, the company’s former counsel.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2005, the Company issued 540,000 shares of common stock for cash, 22,289,198 shares in conversion of convertible promissory notes, 24,375,000 shares as consideration for services rendered, and 660,000 shares for subscription payable.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

10.1	LLC Purchase Agreement of Smart SMS Mexico	Filed as an exhibit to the Form 8-K dated June 6, 2005 and incorporated herewith
10.2	Licensing Agreement with Paris Saint Germain (PSG) of France	Filed herewith
10.3	Agreement and Plan of Reorganization and Corporation Separation between the Company and Pan American Relations	Filed as an exhibit to the Form 8-K dated June 6, 2005 and incorporated herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2005	/s/Gordon F. Lee Gordon F. Lee Chief Executive Officer

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

Date: September 21, 2005 /s/ Gordon F. Lee Gordon F. Lee Chief Executive Officer

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

Date: September 21, 2005 /s/ Yan Skwara Yan Skwara Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Sports and Media Group, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon F. Lee, Chief Executive Officer and Yan Skwara, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gordon F. Lee Gordon F. Lee Chief Executive Officer

Dated: September 21, 2005	/s/ Yan Skwara Yan Skwara Chief Financial Officer

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.