Form 10QSB/A
period 2005-06-30
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2005-09-23
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

On September 21, 2005, the Company inadvertently filed its Form 10-QSB for the quarter ended June 30, 2005 without Exhibit 10.2, Licensing Agreement with Paris Saint Germain (PSG) of France. This amendment is to resubmit the filing with this exhibit and also to fix a typographical error in Note 2-Going Concern of Item 1. Financial Statements which misstated the Company's business plan.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock; (2) continuing the practice of issuing stock options as consideration for certain employee and marketing services; (3) converting promissory notes into common stock; (4) implementing the Company's business plan.

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

Business Development

SoccerTV.tv

In the fourth quarter of 2004, with the acquisition of USSoccerUK.com, we created and started marketing the Soccer TV.tv (STV). STV is and will consist of multiple internet properties focused on the sport of soccer.  Each site will have purpose but not limited to cross marketing qualities with other sites. Currently, we own the internet property USSoccerUK.com (see “USSoccerUK.com” below), which is a content driven site focused on the professional aspect of soccer in the United States and abroad.  In addition to USSoccerUK.com, we are developing SoccerTV.tv using Broadband Internet Television (BIT) technology in conjunction with American IDC. Also, we are currently revamping our gaming site, GoloLotto.com.

SoccerTV.tv is a growing network of soccer oriented online properties encompassing both areas of revenue generation and content sites to effectively blanket the online sector of the sport. The goal is to grow the network though organic site development, prudent acquisition and joint ventures. This strategy has been highlighted most recently in the acquisition of the high profile site, www.ussocceruk.com.

USSoccerUK.com

On November 19, 2004 we entered into an agreement to acquire www.ussocceruk.com directly from TSV Media LLC through a combination of cash and common stock. This acquisition enables ISME to expand this highly touted soccer news site within SoccerTV.tv. With its extensive readership, and existing premium subscriber service, www.ussocceruk.com is slated to become the cornerstone of ISME’s SoccerTV.tv. SoccerTV.tv supports USSoccerUk.com, ISME’s gaming site GoloLotto.com.

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

Date: September 23, 2005	/s/Gordon F. Lee Gordon F. Lee Chief Executive Officer

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

Date: September 23, 2005 /s/ Gordon F. Lee Gordon F. Lee Chief Executive Officer

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

Date: September 23, 2005 /s/ Yan Skwara Yan Skwara Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Sports and Media Group, Inc., (the "Company") on Form 10-QSB/A for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon F. Lee, Chief Executive Officer and Yan Skwara, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gordon F. Lee Gordon F. Lee Chief Executive Officer

Dated: September 23, 2005	/s/ Yan Skwara Yan Skwara Chief Financial Officer

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.