Form 10QSB
period 2005-09-30
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2006-02-28
CIK 1054311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB (Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission file number 000-27487

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0350156 (I.R.S. Employer Identification No.)

1635 Rosecrans Street., Suite D, San Diego, CA (Address of principal executive offices)	92106 Zip Code

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
Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class Common Stock, $0.001 par value	February 12, 2006 5,183,536 Shares

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

ITEM 1-FINANCIAL STATEMENTS

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheet

September 30, 2005
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$-
Securities available for sale	2,000

Total Current Assets	2,000

PROPERTY AND EQUIPMENT (Net)	-

OTHER ASSETS
Investment SMS Mexico, LLC, Net of Allowance of $82,300	-
PSV Licensing Fees	10,092
Website Rights	21,250

Total Other Assets	31,342

TOTAL ASSETS	$33,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$429
Accounts payable	460,344
Accrued expenses	484,679
Convertible bond	500,000
Convertible promissory notes	463,529
Notes payable	126,202
Note payable - Related party	159,800
Accrued interest payable	342,399

Total Current Liabilities	2,537,382

Total Liabilities	2,537,382

STOCKHOLDERS' DEFICIT
Preferred stock: 50,000,000 shares authorized of $0.001 par value, 88,500 shares issued and outstanding	89
Common stock: 500,000,000 shares authorized of $0.001 par value, 3,479,990 shares issued and outstanding	3,480
Additional paid-in capital	10,336,483
Treasury stock, at cost	(280)
Other comprehensive loss	(18,000)
Accumulated deficit	(12,825,812)

Total Stockholders' Deficit	(2,504,040)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,342

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

REVENUES
Consulting Revenue	$-	$1,500	$14,745	$26,825

Total Revenues	-	1,500	14,745	26,825

EXPENSES
Consulting	388,478	26,650	862,285	177,300
General and administrative	42,695	53,990	202,462	281,002
Depreciation and amortization	3,333	484	9,080	3,853

Total Expenses	434,506	81,124	1,073,827	462,155

Loss From Operations	(434,506)	(79,624)	(1,059,082)	(435,330)

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	-	-	59,500	-
Loss on extinguishment of debt and Impairment	(82,300)	-	(132,300)	(80,009)
Interest expense	(34,148)	(32,961)	(98,598)	(95,843)

Total Other Income (Expense)	(116,448)	(32,961)	(171,398)	(175,852)

LOSS FROM CONTINUING OPERATIONS	(550,954)	(112,585)	(1,230,480)	(611,182)

DISCONTINUED OPERATIONS (NOTE 4)
Loss from discontinued operations	-	-	(21,037)	-

Net loss	(550,954)	(112,595)	(1,251,517)	(611,182)

Other comprehensive loss	(8,000)	-	(18,000)	-

Total other comprehensive loss	$(558,954)	$(112,585)	$(1,269,517)	$(611,182)

Loss per share from continuing operations	$(.22)	$(.14)	$(.62)	$(.81)

Loss per share from discontinued operations	$(.00)	$(.00)	$(.01)	$(.00)

Total loss per share	$(.22)	$(.14)	$(.63)	$(.80)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,554,556	759,065	2,016,395	757,433

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC AND SUBSIDIARY

Statement of Shareholder Equity (Deficit)
(Unaudited)

	Preferred Stock		Common Stock		Paid In Capital	Subscription Payable	Treasury Stock	Accumulated Deficit

	Shares	Par Value	Shares	Par Value

Balance, 12/31/04	88,500	89	1,539,837	1,539	8,986,269	-	(280)	(11,574,295)

Common Stock Issued for cash (unaudited)	-	-	32,500	33	17,287	-	-	-

Cash received on stock Subscription payable (unaudited)	-	-	-	-	-	7,000	-	-

Common Stock issued for Subscription payable (unaudited)	-	-	6,600	7	6,993	(7,000)	-	-

Common stock issued in Conversion of Promissory notes (unaudited)	-	-	235,392	235	225,585	-	-	-

Common Stock issued For services rendered & accrued salary (unaudited)	-	-	1,625,661	1,626	1,032,889	-	-	-

Common stock issued For settlement agreement (unaudited)	-	-	20,000	20	19,980	-	-	-

Common stock issued In stock swap (unaudited)	-	-	20,000	20	19,980	-	-	-

Spin-off of subsidiary (Unaudited)	-	-	-	-	27,500	-	-	-

Net Loss for the nine months ended September 30, 2005 (unaudited)	-	-	-	-	-	-	-	(1,251,517)

Balance September 30, 2005 (unaudited)	88,500	89	3,479,990	3,480	10,336,483	-	(280)	(12,825,812)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC AND SUBSIDIARY

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,251,517)	$(611,182)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	323	22,153
Stock issued for services	625,503	57,663
Loss on extinguishment of debt/impairment	50,000	80,009
Gain on settlement of debt	(59,500)	-
Changes in operating assets and liabilities:	-	-
Increase in other assets	(6,342)	-
Increase (decrease) in accounts payable	26,724	23,572
Increase in interest payable	58,920	-
Increase (decrease) in accrued expenses	149,730	179,885

Net Cash Used by Operating Activities	(406,159)	(247,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	350	-
Preferred stock issued for cash	-	82,000
Promissory notes proceeds	392,448	168,000
Payment on promissory notes	(8,000)	-
Principal payments on convertible notes payable	-	(4,900)
Common stock issued for cash	24,350	-
Decrease in Subscription Payable	(3,000)	-
Proceeds from related parties	-	4,590
Payments on notes payable-related party	-	(4,590)

Net Cash Provided by Financing Activities	406,148	245,100

NET INCREASE (DECREASE) IN CASH	(11)	(2,800)

CASH AT BEGINNING OF PERIOD	11	3,853

CASH AT END OF PERIOD	$-	$1,053

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY

Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,

	2005	2004

SUPPLEMENT CASH FLOW INFORMATION CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$225,820	$115,951
Common stock issued for conversion of note payable	$20,000	$-
Common stock issued for services and accrued salary	$1,034,515	$57,663
Stock issued for securities available for sale	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC AND SUBSIDIARY

Notes to the Financial Statements (unaudited)
September 30, 2005 and 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN

At September 30, 2005, the Company has an accumulated deficit of $12,825,812 and has incurred a loss from operations for the three and nine months then ended.  In addition, the Company is in default on certain of its promissory notes and credit line payables at September 30, 2005. The Company's shareholders' deficit is $2,504,040 and its current liabilities exceed its current assets by $2,535,382.

These factors create uncertainty about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock; (2) continuing the practice of issuing stock options as consideration for certain employee and marketing services; (3) converting promissory notes into common stock; (4) changing the focus of the Company away from soccer marketing toward other marketing related opportunities and identifying future merger and acquisition candidates.  Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC AND SUBSIDIARY

Notes to the Financial Statements
September 30, 2005 and 2004

NOTE 3 - MATERIAL EVENTS

Common Stock

For the three months ended September 30, 2005, the Company issued 24,000 shares of common stock for cash, and 1,324,413 as consideration for services rendered.

Stock Dividend

On May 23, 2005 the Company announced a spin-off of Pan American Relations (PAR), a privately owned subsidiary of the Company. One share of Pan American Relations was issued for every one hundred shares of ISMG common stock held by shareholders of record as of June 6, 2005. The spin-off of Pan American Relations created a stock dividend granted to investors who owned common stock of the Company of record of June 6, 2005. The distribution date for the dividend was June 30, 2005.

Acquisition Completion

On June 6, 2005, the Company announced it had taken a 10% equity stake in Smart SMS Mexico, LLC, a Nevada limited liability company and a subsidiary of American IDC (Pink Sheets:ACNI - News), in exchange for $100,000 cash and 25,000,000 shares of the Company's restricted stock. At September 30, 2005 this asset was impaired and written down to zero.

Gordon F. Lee, former Chief Executive Officer of International Sports and Media Group, is also an officer, director and controlling shareholder of Smart SMS Corp., formerly American IDC Corp.

As of September 30, 2005, the Company still owed $17,700 in cash to Smart SMS and no shares have yet been issued.

Licensing Agreement

On April 23, 2005, the Company signed a licensing agreement with Paris Saint Germain (PSG) of France to create a line of energy drinks branded towards the PSG team and its fans. The agreement will see the Company market, distribute and sell PSG Energy. PSG Energy will be sold in select retail outlets throughout Paris and suburban areas, including in the official Paris Saint Germain retail outlets both in the Parc de Princes Stadium and Champs Elysees. There is no guarantee that the company will be able to fulfill its operational and financial commitments to this project.

The agreement is active from June 1, 2005 until April 30, 2007, and requires a prepaid fee of approximately $15,000 at the beginning of each year.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC AND SUBSIDIARY

Notes to the Financial Statements
September 30, 2005 and 2004

NOTE 4 - DISCONTINUED OPERATIONS

As of June 30, 2005, the Company declared a dividend by spinning off its wholly owned subsidiary, Pan American Relations. The following is a presentation of those discontinued operations net of zero tax effect.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2005	2004	2005	2004

Total Revenues	$-	$8,000	$-	$11,700

Total Expenses	17,814	3,270	25,189	6,935

Income (Loss) From Operations	(17,814)	4,730	(25,189)	4,765

Total Other Income	4,152	-	4,152	-

NET INCOME (LOSS)	$(13,662)	$4,730	$(21,037)	$4,765

NOTE 5 - SUBSEQUENT EVENTS

Common Stock Transactions

At dates subsequent to September 30, 2005, the company issued 1,720,000 shares for services.

On December 8, 2005, pursuant to an amended fee agreement for services, the Company's attorney voluntarily surrendered stock options to purchase 2,000,000 shares of common stock and delayed vesting of stock options to purchase 2,000,000 shares of common stock until April 1, 2006, provided that the Company and its affiliates comply with certain terms and conditions of the agreement and a Secured Promissory Note underlying this obligation. These options have exercise prices of $0.10 or $0.20, depending on certain market conditions as set forth in the agreement.

On December 1, 2005, the company completed a reverse split of their stock by a 100:1 ratio. All shares presented herein have been retroactively restated to reflect the reverse split.

Management Changes

During the fourth quarter, the company's former CEO, Gordon Lee, was terminated from his position and Manolo Cevallos, the Company's President resigned. Currently, Yan Skwara is the company's only officer serving as President and Chief Financial Officer. Mr. Skwara also serves as Chairman of the Board.

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

Plan of Operation

At June 30, 2005, we spun off Pan American Relations to the shareholders of ISMG. The company's current business plan focuses on identifying business partners and possible merger and acquisition candidates while we hope raise capital for the company to move forward again. There is no assurance that these efforts will be successful.

Business Development

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

On April 23, 2005, the Company signed a licensing agreement with Paris Saint Germain (PSG) of France to create a line of energy drinks branded towards the PSG team and its supporters. The agreement will see the Company market, distribute and sell PSG Energy. PSG Energy will be sold in select retail outlets throughout Paris and suburban areas, including in the official Paris Saint Germain retail outlets both in the Parc de Princes Stadium and Champs Elysees. Currently the company is working directly with PSG to finalize labels for the private label energy drink with a target to launch the product in the summer of 2006. There is no assurance that these efforts will be successful.

The agreement is active from June 1, 2005 until April 30, 2007, and requires a prepaid fee of approximately $15,000 at the beginning of each year.

Discontinued Business

TSN and www.ussoccer.uk

As of September 30, 2005, we have abandoned our efforts in regard to marketing the Total Soccer Network (TSN). TSN was intended to consist of multiple internet properties focused on the sport of soccer. In furtherance of this plan, on November 19, 2004 we entered into an agreement to acquire www.ussocceruk.com directly from TSV Media LLC through a combination of cash and common stock. This acquisition was to enable ISMG to expand this soccer news site. On January 18, 2005 we modified this agreement to acquire the website for $25,000 and enter into independent consulting agreements with the principals of TSV for certain consulting services related to the website. As of September 30, 2005, this agreement has been terminated and the Company has abandoned these efforts.

BioTech Medics, Inc.

On January 25, 2005, we entered into a marketing agreement with BioTech Medics, Inc., a Nevada corporation, whereby we may introduce new products to BioTech and BioTech will introduce new products to us.  In connection with this agreement, we issued 2,000,000 restricted share of common stock to BioTech in exchange for 1,000,000 restricted shares of BioTech common stock.  This agreement is effective until July 25, 2006 and then automatically renews for two additional eighteen month periods. The shares issued were valued at $20,000. At September 30, 2005 the BioTech shares were valued at $2,000. The Company has recorded another comprehensive loss of $8,000 for the decline in the BioTech share value. The Company does not intend to renew this agreement.

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

Smart SMS Mexico, LLC

On June 6, 2005, International Sports and Media Group, Inc. entered into a LLC Purchase Agreement (the "Agreement") with American IDC Corp. for the purchase of 10% of Smart SMS Mexico, LLC, a Nevada limited liability company and subsidiary of American IDC.   The consideration for the interest was 25,000,000 shares of restricted common stock and $100,000 cash.  At September 30, 2005, this asset was impaired and written down to zero.

Gordon F. Lee, former Chief Executive Officer of International Sports and Media Group, is also an officer, director and controlling shareholder of Smart SMS, formerly American IDC Corp.

Management Changes

Subsequent to September 30, 2005, during the fourth quarter, the company's former CEO, Gordon Lee, was terminated from his position and Manolo Cevallos, the Company's President resigned. Currently, Yan Skwara is the company's only officer serving as President and Chief Financial Officer. Mr. Skwara also serves as Chairman of the Board.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2005 compared to Three and Nine Months ended September 30, 2004.

Revenues for the three months ended September 30, 2005 were $0, compared to $1,500 for the three months ended September 30, 2004.  Revenues for the nine months ended September 30, 2005 were $14,745, compared to $26,825 for the nine months ended September 30, 2004. Revenues decreased as a result of an emphasis on Text Messaging/Private Labeling of Energy Drinks and Internet marketing which produced limited revenue.

General and administrative expenses were $42,695 versus $53,990 for the three months ended September 30, 2005 and 2004, respectively.  The decrease is principally a result of a decrease in professional fees. General and administrative expenses were $202,462 versus $281,002 for the nine months ended September 30, 2005 and 2004, respectively.  The decrease is due to the company lowering its administrative expenses as its staff was decreased in order to continue to operate efficiently.

As a result of the above, the Company incurred a loss from operations of $550,954 for the quarter ended September 30, 2005, compared to a loss of $112,595 for the quarter ended September 30, 2004.  Further, the Company incurred a loss from operations of $1,251,517 for the nine months ended September 30, 2005, compared to a loss of $611,182 for the nine months ended September 30, 2004.  The company incurred a larger loss from operations due to a continued necessary capital investment into infrastructure as revenues were limited.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $12,825,812.  The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of September 30, 2005, the Company had current assets of $2,000, and current liabilities of $2,537,382.  The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable.  Commencing September 14, 2002, the Company began issuing subordinated convertible debentures.  The debentures bear interest at 10%, mature six months from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion.  Through September 30, 2005, a total of $496,730 is currently outstanding under these terms.  There is no assurance that the Company will be able to raise any additional funds through the sale of equity or that any funds made available will be adequate for the Company to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment.  Management believes that there is a reasonable likelihood that a significant portion of the Company's debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3.                              CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our management, which includes the President (Principal Executive Officer) and CFO, concluded that our disclosure controls and procedures were deficient as of September 30, 2005. This determination is based on the following: On February 14, 2006, authorized officers of the Company received a letter from HJ & Associates & Consultants, LLP ("HJ") our independent auditors, informing us that in connection with their review of our balance sheet as of September 30, 2005 and the related statements of operations, stockholder's equity (deficit) and cash flows for the quarter ended September 30, 2005, they noted certain matters involving internal control and its operation that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firm's attention, that in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In particular, HJ noted the following reportable conditions: difficulty in obtaining from the Company supporting documentation regarding the company's transactions, lack of accounting personnel, need for better audit/review planning and assistance, overall difficulty in reviewing the company's financial statements, lack of segregation of duties relating to accounting and financial duties, lack of a formal audit committee and the need for management's assessment of internal controls. HJ considers these reportable conditions to be material weaknesses, which is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in the amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on these factors, HJ believes there are not sufficient controls currently in place to generate timely, accurate financial statements.

We are taking steps that are intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable disclosure level. Specifically, beginning in the quarter ended December 30, 2005, we took corrective actions to address the material weaknesses discussed above, including:

  Engaged a part-time contract finance professional to supplement our accounting and financial reporting resources; and

  Engaged a new bookkeeping operation to assist with our financial statements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

Other than noted above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonable likely to material affect, our internal control over financial reporting. However, as noted above, we are taking certain actions designed to enhance our internal control over financial reporting and our disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1.                              LEGAL PROCEEDINGS

The Company has a judgment from one of its note holders in the amount of $6,000.  The outcome of this suit cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

The Company also has a judgment filed against it by Jim Sexton for services rendered in the amount of approximately $2,700. The outcome of this judgment cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

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

Subsequent to June 30, 2005, a judgment was filed in San Diego Superior Court in the amount of $33,747.36, including interest and related costs at August 26, 2005 by McCullough and Associates, the company's former counsel.

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended September 30, 2005, the Company issued an aggregate of 24,000 shares (adjusted for the 100 to 1 reverse stock split on December 1, 2005) of common stock to an investor for prices ranging between $.004 and $.0045 per share. Further, the company issued 300,000 shares (post 100 to 1 reverse stock split) to its former president for compensation. These shares were valued at $.0075 per share. The offer and sale of the foregoing securities were based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules. All shares were issued with a Rule 144 restrictive legend.

Item 3.                              DEFAULTS UPON SENIOR SECURITIES

                                         None

Item 4.                              SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                         None

Item 5.                              OTHER INFORMATION

On October 6, 2005, the Company's board of directors and shareholders holding a majority of the voting power of the Company took action by written consent in lieu of a special meeting of shareholders, to institute a One Hundred (100) to one (1) reverse split of our issued and outstanding shares of common stock $.001 par value (the "Reverse Split") with all fractional shares rounded to the nearest whole. The action was reported on a Definitive Schedule 14C filed October 25, 2005. This action was effective December 1, 2005.

Item 6.                              EXHIBITS AND REPORTS ON FORM 8-K

10.1	LLC Purchase Agreement of Smart SMS Mexico	Filed as an exhibit to the Form 8-K dated June 6, 2005 and incorporated herewith
10.2	Licensing Agreement with Paris Saint Germain (PSG) of France	Filed as an exhibit to the Form 10QSB dated September 23, 2005 and incorporated herewith
10.3	Agreement and Plan of Reorganization and Corporation Separation between the Company and Pan American Relations	Filed as an exhibit to the Form 8-K dated June 6, 2005 and incorporated herewith
31.1	Certification of Principal Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 27, 2006
/s/    Yan Skwara
Yan Skwara
Chairman, CFO and President (Principal Executive Officer)