Form 10KSB
period 2005-12-31
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2006-05-10
CIK 1054311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

Commission File No.  000-27487

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(Exact name of issuer as specified in its charter)
Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1635 Rosecrans Street, Suite D San Diego, CA	92106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 488-7775

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

State issuer’s net revenues for its most recent fiscal year: $14,785.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2006 was approximately $1,744,165.60 based upon the closing price of $0.40 reported for such date on the Pink Sheets. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of April 24, 2006, the issuer had 8,551,152 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Unless otherwise indicated, the information in this annual report on Form 10-KSB gives effect to the 1-for-100 reverse stock split of International Sports and Media Group, Inc.’s common stock, par value $0.001 per share (the “Common Stock”) effected on December 1, 2005.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

GENERAL

Forward-Looking Statements

This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis or Plan of Operation" in Item 6, contains forward-looking statements, as that term is defined in the statutory safe harbors, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of International Sports and Media Group, Inc. and its consolidated subsidiaries (the “Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the items discussed in "Management's Discussion and Analysis or Plan of Operation" in Item 6 of this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

Business Development

International Sports & Media Group, Inc. (“the Company” or “ISMG”) was incorporated on December 12, 1995, under the laws of the State of Nevada under the name Roller Coaster, Inc. The company engaged in no operations prior to February 10, 2000. On February 10, 2000, we issued 52,8444 shares (post reverse split) of our previously unissued common stock to the shareholders of San Diego Soccer Development Corporation, a California company ("SDSDC") in exchange for all of the issued and outstanding shares of SDSDC as part of a merger transaction. In December 1999, the Board of Directors of SDSDC had unanimously agreed to a merger with the company, which was then a publicly-traded corporation with no operations or tangible assets. The merger was approved by a vote of shareholders on February 7, 2000. Following the merger, the company assumed SDSDC's reporting obligations under the Securities Exchange Act of 1934. The Articles of Incorporation of Rollercoaster, Inc. were subsequently amended to change its name to San Diego Soccer Development Corporation, and later to International Sports & Media Group, Inc. During the fourth quarter of the year ending December 31, 2005, the Company eliminated all of its previous operations.

ISMG intends to engage in the production and distribution of horticultural products, which primarily includes Aloe Vera. The company hopes to supply various plants, and container-grown plants through a leased nursery and farm facility located in Southern California. ISMG intends to sell its products to home centers, retail merchandisers, independent garden centers, garden center chains, rewholesalers, and landscapers throughout the United States. The company is headquartered in San Diego, California.

The Company will focus on growing Aloe Barbadensis Miller, which is the only recognized “Medicine Plant.” Because of this, ISMG believes hearty Aloe Vera plants and leaves are in high demand. Baby Aloe Vera Plants are potted in 3”, 4” & 6” for houseplants. Premium hand-selected leaf is used exclusively for produce. Quality leaf will be used for Aloe Vera Juice and Aloe Vera Gel. Standard leaf will be used for cosmetics and over-the-counter medicines.

The Company believes it has opportunities to create a leading position with Aloe Vera in the United States. This is due both to the unmatched quality of Aloe product in Southern California, the geographic position of available farms and nurseries in the area, and the high level experience of the Company’s management and consulting team. Aloe is grown in three areas including Southern California, South Texas (hit by a catastrophic freeze in December 2004), and parts of Florida (the quality of this Aloe is regarded as poor).

Discontinued Business

Previously our business plan focused on the objective of making the company a premier sports and news media firm which offered a broad range of services to attract top clients and corporations.  As part of the implementation of this business plan, we entered into several relationships in the past year, which have been terminated.  The Company is now focused on the plant and nursery business with a particular focus on Aloe Vera.

Paris Saint Germain

In April 2005, we entered into a licensing agreement with Paris Saint Germain (PSG) of France to create a line of energy drinks branded towards the PSG team and its supporters. This agreement was terminated on March 28, 2006.

TSN and www.ussoccer.uk

As of December 31, 2005, we have abandoned our efforts in regard to marketing the Total Soccer Network (TSN). TSN was intended to consist of multiple internet properties focused on the sport of soccer. In furtherance of this plan, on November 19, 2004 we entered into an agreement to acquire www.ussocceruk.com directly from TSV Media LLC through a combination of cash and common stock. This acquisition was to enable ISMG to expand this soccer news site. On January 18, 2005 we modified this agreement to acquire the website for $25,000 and enter into independent consulting agreements with the principals of TSV for certain consulting services related to the website. As of December 31, 2005, this agreement has been terminated.

BioTech Medics, Inc.

On January 25, 2005, we entered into a marketing agreement with BioTech Medics, Inc., a Nevada corporation, whereby we may introduce new products to BioTech and BioTech will introduce new products to us.  In connection with this agreement, we issued 20,000 restricted shares (post reverse split) of common stock to BioTech in exchange for 1,000,000 restricted shares of BioTech common stock.  This agreement is effective until July 25, 2006 and then automatically renews for two additional eighteen month periods. The shares issued were valued at $20,000. At December 31, 2005 the BioTech shares were valued at $10,000. The Company has recorded another comprehensive loss of $10,000 for the decline in the BioTech share value. The Company does not intend to renew this agreement.

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

Smart SMS Mexico, LLC

On June 6, 2005, International Sports and Media Group, Inc. entered into a LLC Purchase Agreement (the "Agreement") with American IDC Corp. for the purchase of 10% of Smart SMS Mexico, LLC, a Nevada limited liability company and subsidiary of American IDC.   The consideration for the interest was 250,000 shares of restricted common stock (post reverse split) and $100,000 cash, these shares were never issued.  At December 31, 2005, this asset was impaired and written down to zero.

Gordon F. Lee, former Chief Executive Officer of International Sports and Media Group, is also an officer, director and controlling shareholder of Smart SMS, formerly American IDC Corp.

Management Change

During the fourth quarter of 2005, the company's former CEO, Gordon Lee, was terminated from his position and Manolo Cevallos, the Company's President resigned. Currently, Yan Skwara serves as President and Chief Financial Officer. Mr. Skwara also serves as Chairman of the Board. Subsequent to December 31, 2005, Lonn Paul resigned as Secretary and Director and Donald Hejmanowski and Darin Price were appointed as new directors of the Company.

Key Personnel

Our future financial success depends to a large degree upon the efforts of Mr. Yan Skwara, our President and Chairman of the Board of Directors.  Mr. Skwara has played a major role in developing and executing our business strategy.  The loss of Mr. Skwara could have an adverse effect on our business and our chances for profitable operations.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.  If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.  We do not maintain key man life insurance on the life of Mr. Skwara.

Corporate Offices

Our executive office is located at 1635 Rosecrans Street, Suite D, San Diego, CA 92106.  The telephone number to call for information is (858) 488-7775.

Employees

We presently employ one person, our president, Yan Skwara All other relationships are in the form of independent contractors and consultants.

Insurance

We do not presently have a commercial general liability insurance policy. Although there have been no successful claims of this nature against the Company, there is no assurance that the company will prevail against any future claim. Successful claims could have a serious adverse effect upon our financial condition and its future viability. We will again seek to obtain general liability and product liability insurance at such time when our operations dictate.

We do maintain auto insurance coverage but no workman's compensation coverage.

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

Intellectual  Property

We  hold one trademark on the name "San Diego Flash." We will protect our current and future intellectual property through license agreements and trade and services marks on property owned by International Sport and Media Group.

Research and Development Activities

In the last two fiscal years, we did not spend any funds on research and development activities.

Risk Factors

We have sought to identify what we believe to be the most significant risks to our business and common stock, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products.  These are factors that we think could cause our actual results to differ materially from expected results.  Other factors besides those listed here could adversely affect us.

Risks Relating to Our Business

We need ongoing financing to continue our operations.

We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern.  Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.  There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership.  In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

Our Financial Results May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control.  Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections.  We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

We cannot predict with certainty our revenues and operating results.  Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Business concentration.

While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers.  We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

We face potential fluctuations in quarterly operating results.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry.  Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters.  Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter.  Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

We lack a majority of independent directors.

We cannot guarantee that our board of directors will have a majority of independent directors in the future.  In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof.  This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

Limitation of liability and indemnification of officers and directors may limit shareholder actions.

Our officers and directors are required to exercise good faith and high integrity in our management affairs.  Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction.  Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

We may be unable to adequately manage potential growth.

We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources.  To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base.  There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations.  Our inability to effectively manage our future growth would have a material adverse effect on us.

We may face market risk, if we enter into financing or other business arrangements denominated in currency other than U.S. dollars.

We believe that we do not have any material exposure to interest or commodity risks.  Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars.  Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We are not likely to succeed unless we can overcome the many obstacles we face.

As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses.  We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably.  If we cannot operate profitably, you could lose your entire investment.  As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

Our auditors have stated we may not be able to stay in business.

Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.  Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our acquisition strategy involves a number of risks.

We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions.  We routinely review potential acquisitions.  This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management’s attention from other business concerns, and the potential loss of key employees of acquired companies.  We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

Risks Relating to Our Stock

We need to raise additional capital.  If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

Due to the lack of revenue and because of our expenses, we need to secure adequate funding.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail.  We do not have commitments for additional financing.  To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities.  Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders.  If we were able to borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  If we are unable to obtain adequate financing, we will have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2004 and 2005, our common stock was sold and purchased at prices that ranged from a high of $.40 to a low of $0.001 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market may be higher or lower than the price you pay.  Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•

Variations in our quarterly operating results;

•

The development of a market in general for our products and services;

•

Changes in market valuations of similar companies;

•

Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

Loss of a major customer or failure to complete significant transactions;

•

Additions or departures of key personnel; and

•

Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased.  The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies.  If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our directors have the right to authorize the issuance of preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  We currently have 88,500 shares of Series B Preferred Stock outstanding, We have no intention of issuing any more shares of Series B preferred stock or designating any other classes of preferred stock at the present time.  Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in International Sports and Media Group, Inc. would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as “penny stock” under the rules of the SEC.  For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

Obtain financial information and investment experience objectives of the person; and

•

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company owns no real property.  We lease office space at 1635 Rosecrans Suite D, San Diego, CA 92106, on a month to month basis at a rate of US $775.00 per month.

ITEM 3.

LEGAL PROCEEDINGS.

 The Company has a judgment from one of its note holders in the amount of $6,000.  The outcome of this suit cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

The Company also has a judgment filed against it by Jim Sexton for services rendered in the amount of approximately $2,700. The company has been paying down this judgment and owes approximately $700 on the balance.

The Company also has a judgment filed against it by AAone Litho in San Diego Superior Court for services rendered in the amount of $15,522.80, including interest and related costs at December 31, 2005. The outcome of this judgment cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

The Company also has a judgment filed against it by Fox Sports World for services rendered in the amount of $11,000. The outcome of this judgment cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

During the third quarter of 2005, a judgment was filed in San Diego Superior Court in the amount of $33,747.36, including interest and related costs by McCullough and Associates, the company's former counsel.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Market Information

Until December 26, 2005, our common stock was quoted on the NASDAQ OTC Bulletin Board. The Company’s shares were delisted from the NASDAQ OTC Bulletin Board as of the opening of trading on December 27, 2005 due to failing to file required reports with the Securities Exchange Commission.  The Company’s common stock continues to be available for trading under the ticker symbol ISMG on the Nasdaq Pink Sheets.  Upon completing the filings, the company intends to reapply for a listing on the OTCBB. There is no guarantee that the Company will be able to obtain this listing.

Below is the range of high and low bid information for the Company’s common stock for each quarter within the last two fiscal years. The source of this information is IDD Information Services. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Endings	Quarterly High	Quarterly Low	Quarterly Close
3/31/04	0.10	0.03	0.04
6/30/04	0.09	0.03	0.04
9/30/04	0.05	0.01	0.02
12/31/04	0.04	0.01	0.02
3/31/05	0.03	0.01	0.01
6/30/2005	0.01	0.009	0.01
9/30/2005	0.007	0.005	0.006
12/31/2005	0.12	0.058	0.076

Holders

There were 867 holders of record of the Company’s common stock on April 28, 2006.

Recent Sales of Unregistered Securities

This information has previously been filed.

Dividends

We do not  currently  pay any  dividends on our common  stock,  and we currently intend to  retain  any  future  earnings  for use in our  business.  Any future determination  as to the payment of dividends on our common stock will be at the discretion of our Board of Directors.

 On May 23, 2005 the Company announced a spin-off of Pan American Relations, a privately owned subsidiary of the Company. One share of Pan American Relations was issued for every one hundred shares of ISMG common stock held by shareholders of record as of June 6, 2005. The spin-off of Pan American Relations created a stock dividend granted to investors who owned common stock of the Company of record as of June 6, 2005. The distribution date for the dividend was June 30, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2005, compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	20,000 *	$.10	0
Total	20,000*	$.10	0

*post reverse split

Stock Option Plans

In December 2004, we adopted a 2004 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 150,000 shares (post reverse split) underlying the Stock Plan on S-8 Registration Statement. All 15,000,000 shares have been issued out of this plan. We also issued 150,000 shares (post reverse split) to our executive officers pursuant to independent employment agreements and registered such shares on a Form S-8.

On March 21, 2005, we adopted the 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 200,000 shares (post reverse split) underlying the Stock Plan on a Form S-8 Registration Statement on March 25, 2005.  All 200,000 shares (post reverse split) have been issued out of this plan.

On August 1, 2005, we adopted the August 2005 Non-Qualified Stock and Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 95,000,000 shares underlying the Stock Plan and 80,000 shares (including 30,000 shares underlying stock options) (post reverse split) for a consultant on a Form S-8 Registration Statement on August 15, 2005. All shares have been issued out of the stock plan.

Pursuant to an amended fee agreement for services, the Company’s attorney owns stock options to purchase 20,000 shares (post reverse split) of common stock. These options have an exercise price of $0.10 per share.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s Plan of Operation

ISMG intends to engage in the production and distribution of horticultural products, which primarily includes Aloe Vera. The company intends to supply various plants, and container-grown plants through a leased nursery and farm facility located in Southern California. ISMG may sell its products to home centers, retail merchandisers, independent garden centers, garden center chains, rewholesalers, and landscapers throughout the United States. The company is headquartered in San Diego, California.

The Company will focus on growing Aloe Barbadensis Miller, which is the only recognized “Medicine Plant.” Because of this, ISMG believes hearty Aloe Vera plants and leaves are in high demand. Baby Aloe Vera Plants are potted in 3”, 4” & 6” for houseplants. Premium hand-selected leaf is used exclusively for produce. Quality leaf is used for Aloe Vera Juice, and Aloe Vera Gel. Standard leaf is used for cosmetics and over-the-counter medicines.

The Company has opportunities to create a leading position with Aloe Vera in the United States. This is due both to the unmatched quality of Aloe product in Southern California, the geographic position of available farms and nurseries in the area, and the high level of experience of the Company’s management and consulting team. Aloe is grown in three areas including Southern California, South Texas (hit by a catastrophic freeze in December 2004), and parts of Florida (the quality of this Aloe is regarded as poor). There are no material agreements at this time.

During the next twelve months the Company’s plan of operation is to raise approximately $5,000,000 of which the Company intends to invest in its farming and nursery operations, which includes acquiring plant inventory, hiring consultants/employees and for marketing purposes. There is no material plans for raising such funds or assurance that the Company will be able to do so.

Results of Operations

Discontinued Operations

During the fourth quarter of the year ending December 31, 2005, the Company eliminated all of its previous operations. All numbers presented below related to revenue are expense are for discontinued operations.

Twelve Months Ended December 31, 2005 compared to the Twelve Months Ended December 31, 2004.

Revenue

Revenue for the 12 months ended December 31, 2005 was $14,785, with $22,825 in revenues during 2004 due to the decrease in consulting revenues.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $267,077 for the 12 months ended December 31, 2005, compared to $897,482 for the 12 months ended December 31, 2004, a decrease of $630,405 or approximately seventy percent (70%).  The decrease in G&A is due to the decrease in consulting fees.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

Net Loss

During the 12 months ended December 31, 2005, the Company incurred a loss of $1,395,389 a decrease from $1,900,805 in 2004.  During the 12 months ended December 31, 2005, we used net cash in operating activities of $448,364, no net cash was used by investing activities, and net cash provided by financing activities was $448,353. During the fourth quarter of the year ending December 31, 2005, the Company eliminated all of its previous operations.

Liquidity and Capital Resources

Cash Position For Fiscal Year Ended December 31, 2005 vs. December 31, 2004

As of December 31, 2005, the Company had negative working capital of $2,617,362. From inception through December 31, 2005, the Company had recorded an accumulated deficit of $12,969,684.

At December 31, 2005 and 2004, our auditors expressed a formal auditors’ opinion that our financial position raised “substantial doubt about our ability to continue as a going concern.” We incurred net losses of $1,395,389 and $1,900,805 for the fiscal years ended December 31, 2005 and 2004. We used cash in operations totaling ($448,364) and ($341,322) for the fiscal years ending December 31, 2005 and 2004, respectively.  During the fourth quarter of the year ending December 31, 2005, the Company eliminated all of its previous operations.

During the twelve-month period ended December 31, 2005, operating expenses were $1,265,829 as compared to $1,621,329 for the same period in 2004.  The decrease is primarily attributable to a decrease in general and administrative fees from $897,482 in 2004 to $267,077 in 2005.  The Company anticipates smaller losses in the near future if we are able to expand our business and the marketing of our products and services.  The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.  Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $12,970,000 are tapering off.  The net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future.

Liquidity Resources

Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to fully implement our business plan and, once we do, to operate profitably, our ability to recruit and train management and personnel for a different business interests, and our ability to compete with other, better capitalized and more established competitors who offer alternative or similar products and services to those of the Company.

Our broad, overall, higher growth business strategy, requires significant development and capital expenditures. We will incur a substantial portion of these expenditures before we generate significantly higher sales. Combined with operating expenses, these capital expenditures will result in a negative cash flow until we can establish an adequate revenue-generating customer base. We expect losses through 2006, and we can give no assurance that we will achieve or sustain any positive cash flow or profitability thereafter.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation to employees.  The Company has elected to use the intrinsic value based method for grants to employees and directors.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-22.

Item 8.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.

CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our management, which includes the President (Principal Executive Officer) and CFO.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

Other than noted above, there have been no changes in our internal control, which are included within our disclosure controls and procedures, that occurred during the year ended December 31, 2005 that have materially affected, or are reasonable likely to material affect, our internal control.  However, as noted above, we are taking certain actions designed to enhance our internal control and our disclosure controls and procedures.

ITEM 8B.

OTHER INFORMATION.

On April 28, 2006, Lonn Paul resigned as Secretary and Director of the Company. This resignation was not due to any disagreement with the Company in regard to its operations, policies or practices.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

Name	Age	Position
Yan Skwara	41	President, Chief Financial Officer and Chairman of the Board of Directors
Lonn Paul	34	Secretary and Director*
Donald Hejmanowski	46	Director**

*resigned April 28, 2006

**appointed April 5, 2006

The business experience of the persons listed above is as follows:

Yan K. Skwara has been employed with the company since its inception as the founder of International Sports and Media Group. Mr. Skwara is currently employed full-time with the Company and serves as President and Director and brings his prior experience in investment banking arena to the company. Mr. Skwara maintains a significant background in the sports marketing and communications industry.

 Lonn Paul has served as a Director of the company since May 10, 2002. He is currently a member of the board of Directors and serves also as corporate secretary. Previously, Lonn Paul’s background in the game of soccer is significant in that he has been both a player, coach and manager of different youth and adult soccer teams in San Diego County. Lonn Paul also served on the board of directors for the Mesa Soccer Association in 1994 through 1997. Going back to 1987 through 1990, Lonn Paul worked in the restaurant industry for Rubios, McDonalds, and Burger King in the capacity of manager for these restaurant chains. On April 28, 2006, Lonn Paul resigned as Secretary and Director of the Company.

Donald Hejmanowski has over 25 years of experience in the financial markets. In 1980, he began a career in the brokerage community, going on to serve in various positions in the investment world, including stockbroker, branch manager, vice president of trading operations and as a principal of a firm. In 1990, Mr. Hejmanowski left the brokerage community to work directly for public companies, and with private companies seeking to go public. His work has included corporate capital structure, mergers and acquisitions. Mr. Hejmanowski has served on the board of directors of 3dShopping.com, an American Stock Exchange listed company, and four companies listed on the Over-the-Counter Bulletin Board: from January 2001 to February 2002, Mr. Hejmanowski served on the board of NuTek, Inc.; from February 2001 to November 2001, he served on the board of NetCommerce, Inc. and from December 2001 to May 2003, he served on the board of Photonics, Inc. He has also served on the compensation committee and audit committee for 3dShopping.com. Currently, Mr. Hejmanowski serves as a director of LitFunding Corp.  Mr. Hejmanowski has also served as an officer or director of five start-up private entities. In 1981, he earned his Bachelor of Science degree in finance and a Bachelor of Arts degree in economics from Eastern Illinois University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2005, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them, except as follows:

Yan Skwara failed to timely file a Form 4 report on March 30, 2005 to report acquiring 5,000,000 shares of International Sports and Media Group common stock on March 28, 2005. This form was subsequently filed on May 31, 2005.

Lonn Paul, Secretary and Director, is delinquent in filing a Form 3.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our officers and persons performing similar functions. This Code of Ethics was filed as an exhibit to our 2004 annual report.

ITEM 10.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by the named executive officers for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 for services rendered in all capacities to International Sports and Media Group, Inc.:

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Pay outs ($)
Yan K. Skwara, President and Chief Financial Officer	2003	$133,000	--	--	50,000	--	--	--
	2004	$130,000	--	--	50,000	--	--	--
	2005	$133,000	--	--	20,000	--	--	--
Gordon F. Lee, Former Chief Executive Officer	2004	$184,000	$200,000	--	230,000	--	--	--
	2005	$184,000	--	--	--	--	--	--

*post reverse split

Employment Agreements

We had an employment agreement with Yan Skwara, our President and former Chief Executive Officer, whereby the company will pay Mr. Skwara a salary of $10,833 per month for a period of two years beginning June 15, 2004. In addition to base salary, bonuses for reaching certain milestones will be paid in cash or common stock, including the opening(s) of the All American Burger restaurants. Subsequent to December 31, 2005, on March 22, 2006, the Company and Yan K. Skwara entered into a new Employment Agreement.  Pursuant to the Employment Agreement, Mr. Skwara will serve as President and Chief Financial Officer for an employment term through March 22, 2009. Mr. Skwara is entitled to an annual base salary of $153,000 and an initial bonus of 2,000,000 (two million) restricted shares of the Company’s common stock.  The employment agreement also grants Mr. Skwara an incentive in the form of non-qualified stock options to purchase common stock of the Company based on consolidated revenues generated by the Company. Mr. Skwara is also Chairman of the Board of Directors of the Company.

           On October 5, 2004, we entered into an Employment Agreement with Gordon F. Lee, our then Chief Executive Officer, whereby we will compensate Mr. Lee with $360,000 per annum, payable in cash or common stock and a signing bonus of 100,000 shares (post reverse split) of common stock from our stock plan. This agreement was terminated in October 2005.

Subsequent to December 31, 2005, the Company entered into an agreement with Don Hejmanowski effective as of April 5, 2006, whereby Mr. Hejmanowski would serve on the Company’s Board of Directors for a twelve-month term, subject to renewal upon agreement of the parties. During the term of this agreement, the Company will compensate Mr. Hejmanowski with 250,000 restricted common shares of the Company’s common stock. Mr. Hejmanowski will also be reimbursed for pre-approved expenses incurred on behalf of the Company including, but not limited to, travel expenses incurred to attend Board meetings.

Confidentiality Agreements

None.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

The following table sets forth, as of April 24, 2006, the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares. The address of all individuals for whom an address is not otherwise indicated is c/o 1635 Rosecrans Street, Suite D, San Diego, CA 92106.

Name and Address	Number of Shares Beneficially Owned	Class	Percentage of Class
Yan K. Skwara Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	2,760,972	Common	35.8%
Lonn Paul Director	250,500	Common	3.2%
Donald Hejmanowski Director	350,000	Common	4.5%
All directors and executive officers (3 persons)	3,361,472	Common	43.5%
Percy Dexter Allen, Jr.	1,021,844	Common	13.2%

The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 7,721,386 shares of common stock outstanding as of April 24, 2006.

Item 12.

Certain Relationships and Related Transactions.

On June 6, 2005, International Sports and Media Group, Inc. entered into a LLC Purchase Agreement (the "Agreement") with American IDC Corp. for the purchase of 10% of Smart SMS Mexico, LLC, a Nevada limited liability company and subsidiary of American IDC.   The consideration for the interest was 25,000 shares (reverse split) of restricted common stock and $100,000 cash, these shares were never issued.  At September 30, 2005, this asset was impaired and written down to zero.

Gordon F. Lee, former Chief Executive Officer of International Sports and Media Group, is also an officer, director and controlling shareholder of Smart SMS, formerly American IDC Corp.

Item 13.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by Reference to Form 10-KSB filed May 27, 2003
3.2	By-Laws and Amended By-Laws	Incorporated by Reference to Form 10-KSB filed May 27, 2003
3.3	Articles of Incorporation of SDSDC	Incorporated by Reference Form 10-SB filed October 29, 1999
3.4	Bylaws of SDSDC	Incorporated by Reference to Form 10-SB filed October 29, 1999

3.5	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 13, 2004
3.6	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 15, 2005
4.1	Certificate of Designations for Series A Preferred Stock	Incorporated by Reference to Form 10-QSB filed November 19, 2003
4.2	Certificate of Designations for Series B Preferred Stock, as amended	Incorporated by Reference to Form 10-KSB filed April 13, 2004
4.3	Form of Common Stock Certificate	Incorporated by Reference to Form 10-SB/A filed October 22, 1999
10.1	2004 Non-Qualified Stock & Stock Option Plan	Incorporated by Reference to Form S-8 filed December 12, 2004 (File No. 333-120073)
10.2	Employment Agreement with Gordon F. Lee	Incorporated by Reference to Form S-8 filed December 12, 2004 (File No. 333-120073)
10.3	Employment Agreement with Yan Skwara	Incorporated by Reference to Form S-8 filed December 12, 2004 (File No. 333-120073)
10.4	Purchase and Sale Agreement with TSV Media	Incorporated by Reference to Form 8-K filed January 28, 2005
10.5	Joint Venture Agreement with American IDC	Incorporated by Reference to Form 10-KSB filed April 15, 2005
10.6	2005 Non-Qualified Stock & Stock Option Plan	Incorporated by Reference to Form S-8 filed March 25, 2005
10.7	Licensing Agreement with Paris Saint Germain (PSG) of France	Incorporated by reference to Form 10-QSB date September 23, 2005 and incorporated herewith
10.8	Agreement and Plan of Reorganization and Corporation Separation between the Company and Pan American Relations	Filed as an exhibit to the Form 8-K date June 6, 2005 and incorporated herewith
10.9	Employment Agreement with Yan Skwara	Incorporated by Reference to Form 8-K filed March 31, 2006
10.10	Consulting Agreement with Don Hejmanowski	Incorporated by Reference to Form 8-K filed April 11, 2006
14	Code of Ethics	Incorporated by reference to Form 10-KSB filed April 15, 2005
21.1 31.1	Subsidiaries of the Issuer Certification of Principal Executive Officer	Filed herewith Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-QSBs for fiscal 2005 and 2004 were approximately $34,138 and  $14,398, respectively.

Audit-Related Fees

None.

All Other Fees

None.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Sports and Media Group, Inc. By: /s/ Yan K. Skwara Yan K. Skwara President, CFO and Chairman of the Board of Directors

Dated: May 9, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yan K. Skwara
Yan K. Skwara President (Principal Executive Officer), CFO (Principal Accounting Officer) and Chairman of the Board of Directors

By: /s/ Don Hejmanowski Don Hejmanowski Director
By: /s/ Darin Price
Darin Price Director

EXHIBIT 31.1

International Sports and Media Group, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Yan Skwara, President (Principal Executive Officer) certify that:

(1)   I have reviewed this annual report on Form 10-KSB of International Sports and Media Group, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 9, 2006

/S/ Yan Skwara

Yan Skwara

President (Principal Executive Officer)

EXHIBIT 31.2

International Sports and Media Group, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Yan Skwara, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of International Sports and Media Group, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) small business issuerand have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 9, 2006

/S/Yan Skwara

Yan Skwara

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan Skwara, President (Principal Executive Officer) of International Sports and Media Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 9, 2006	/s/ Yan Skwara Yan Skwara President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan Skwara, Chief Financial Officer of International Sports and Media Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 9, 2006	/s/ Yan Skwara Yan Skwara Chief Financial Officer

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

International Sports and Media Group, Inc.

San Diego, California

We have audited the accompanying balance sheet of International Sports and Media Group, Inc. at December 31, 2005, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Sports and Media Group, Inc. at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

May 4, 2006

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Balance Sheet

ASSETS
December 31,
2005
CURRENT ASSETS

Cash	$ -
Office Security Deposit	750
Securities available for sale	10,000

Total Current Assets	$ 10,750

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$ 133
Accounts payable	507,191
Accrued expenses	514,409
Convertible bond	500,000
Convertible promissory notes	491,879
Notes payable	87,302
Loan - related party	165,700
Accrued interest payable	361,498

Total Current Liabilities	2,628,112

Total Liabilities	2,628,112

STOCKHOLDERS' DEFICIT

Preferred stock: 50,000,000 shares par value $.001	89
88,500 issued and outstanding
Common stock: 500,000,000 shares par value $.001	3,621
3,621,152 shares issued and outstanding
shares issued and outstanding, respectively
Additional paid-in capital	10,358,892
Other comprehensive loss	(10,000)
Treasury stock, at cost	(280)
Accumulated deficit	(12,969,684)

Total Stockholders' Deficit	(2,617,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,750

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Statements of Operations

For the year ended December 31,
	2005	2004

REVENUES

Consulting Revenue	$ -	$ -

Total Revenues	-	-

EXPENSES
Consulting	-	-
General and administrative	-	-
Depreciation and amortization	-	-

Total Expenses	-	-

Loss From Operations	-	-

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	-	-
Loss on extinguishment of debt	-	-
Interest expense	-	-

Total Other Income (Expense)	-	-
Loss from continuing operations	-	-
DISCONTINUED OPERATIONS (NOTE 8)
Loss from discontinued operations	$ (1,395,389)	$ (1,900,805)
Net loss	$ (1,395,389)	$ (1,900,805)
Loss per share from continuing operations	$ (0.00)	$ (0.00)
Loss per share from discontinued operations	$ (0.58)	$ (2.96)
Total loss per share	$ (0.58)	$ (2.96)
Weighted average number of shares outstanding	2,410,380	641,498

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. Consolidated Statements of Stockholders’ Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Payable	Stock	Deficit

Balance, December 31, 2003	2,500	$ 3	735,487	$ 735	7,618,619	3,000	(280)	(9,673,490)

Preferred stock issued
for cash	86,000	86	-	-	85,914	-	-	-

Common stock issued
for cash	-	-	15,833	16	22,733	-	-	-

Common stock issued in conversion of promissory notes	-	-	147,002	148	231,465	-	-	-

Common stock issued for services rendered	-	-	643,182	643	961,535	-	-	-

Beneficial conversion feature on convertible promissory notes					66,000

Common shares cancelled	-	-	(1,667)	(2)	2	-	-	-

Net loss for the year ended December 31, 2004								(1,900,805)
	88,500	$ 89	1,539,837	$ 1,540	8,986,268	$ 3,000	$ (280)	$ (11,574,295)

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)
					Additional
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Payable	Stock	Deficit

Balance, December 31, 2004	88,500	$ 89	1,539,837	$ 1,540	$ 8,986,268	$ 3,000	$ (280)	$ (11,574,295)

Common stock issued for cash	-	-	188,572	188	48,712	-	-	-

Common stock issued for subscription payable	-	-	3,000	3	2,997	(3,000)	-	-

Common stock issued in conversion of promissory notes	-	-	287,506	288	255,712	-	-	-

Common stock issued for services rendered and accrued salary	-	-	1,582,237	1,582	1,017,723	-	-	-

Common stock issued in stock swap	-	-	20,000	20	19,980	-	-	-

Spinoff of subsidiary	-	-	-	-	27,500	-	-	-

Net loss for the year ended December 31, 2005								(1,395,389)
	88,500	$ 89	3,621,152	$ 3,621	$ 10,358,892	$ -	$ (280)	$ (12,969,684)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Statements of Cash Flows

	For the year Ended December 31,	For the year ended December 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,395,389)	$ (1,900,805)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	9,080	123,287
Impairment expense	113,642
Stock issued for services	759,973	962,178
Net (Gain) loss on settlement of debt	(9,500)	80,982
Beneficial conversion recognized	-	66,000
Decrease (Increase) in other assets	(98,150)	(25,000)
Increase (decrease) in accrued expenses	(1,911)	204,911
Increase in accounts payable	95,872	61,819
Increase in interest payable	78,019	85,306

Net Cash Used by Operating Activities	(448,364)	(341,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on asset purchase

Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	53	80
Preferred stock issued for cash	-	86,000
Increase in notes payable	407,400	234,590
Decrease in stock subscription payable	(3,000)	-
Cash payments on debt notes payable	(8,000)	(5,940)
Common stock issued for cash	51,900	22,750

Net Cash Provided by Financing Activities	448,353	337,480

NET INCREASE (DECREASE) IN CASH	(11)	(3,842)

CASH AT BEGINNING OF PERIOD	11	3,853

CASH AT END OF PERIOD	$ -	$ 11

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Statements of Cash Flows (Continued)

For the
Year Ended
December 31,
	2005	2004

SUPPLEMENT CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$ 256,000	$ 231,613
Common stock issued for settlement of accrued salary	$ 259,332	$ -
Common stock issued for services	$ 759,973	$ 962,178
Stock issued for securities available for sale	$ 20,000	$ -

The accompanying notes are an integral part of these financial statements.

 INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

International Sports and Media Group, Inc. (formerly San Diego Soccer Development Corporation), (“the Company”) was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc.  The Company engaged in no operations prior to February 10, 2000.

On February 10, 2000, the Company issued 52,844 shares  (post reverse split) of its previously un-issued common stock to the shareholders of San Diego Soccer Development Corporation, a California company (SDSDC) in exchange for all of the issued and outstanding shares of SDSDC.  Immediately following the acquisition of SDSDC, the Company changed its name to San Diego Soccer Development Corporation, and changed its state of domicile from California to Nevada.

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

c.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Year Ended

	December 31,
	2005	2004
Loss (numerator)	$ (1,395,389)	$ (1,900,805)
Shares (denominator)	2,410,380	641,498

Per share amount	$ (0.58)	$ (2.96)

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

Net deferred tax assets consist of the following components as of December 31, 2005 and
2004:

	2005	2004
Deferred tax assets
NOL Carryover	$ 2,285,500	$ 2,266,315
Depreciation	(5,300)	2,540
Accrued expenses	175,800	257,700

Deferred tax liabilities	-	-
Valuation allowance	(2,456,000)	(2,526,555)

Net deferred tax asset	$ -	$ -

f.

Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004
Book income	$ (544,200)	$ (738,795)
Penalties & Interest	-	15,750
Accrued Expenses	(81,970)	-
Depreciation	(1,990)	(72,856)
Other	350	-
Stock for Services/Options Expense	340,710	400,990
Valuation allowance	287,100	394,911
	$ -	$ -

 At December 31, 2005, the Company had net operating loss carryforwards of approximately $5,800,000, which may be offset against future taxable income from the year 2005 through 2020.  No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

h.

Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred.  Advertising and promotion expense for the years ended December 31, 2005 and 2004 totaled $ 33,386 and $32,911 respectively.

i.

Revenue Recognition

Prior to the discontinuation of operations on December 31, 2005 (See Note 8), the Company's revenue was created primarily from consulting services.

j.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The

amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

December 31, 2005
Soccer equipment	$ 6,000
Promotional equipment	9,685
Computers and software	19,216
34,901
Accumulated depreciation	(34,901)

Net property and equipment	$ -

During the years ended December 31, 2005 and 2004, the Company recorded depreciation expense of $322 and $4,388 respectively.

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

On July 28, 2005, the Board of Directors accepted the resignation of Gordon F. Lee as Chairman of the Board and Yan K. Skwara as President. The Board of Directors then appointed Manolo Cevalos as President of the Company and appointed Yan K. Skwara as acting Chairman of the Board. Gordon Lee continued to serve as company CEO and a director of the company.

On October 18, 2005, Manolo Cevallos resigned his position of President of the Company.

On October 27, 2005, Gordon Lee was terminated as Chief Executive Officer of the Company.

On October 27, 2005, the Board of Directors appointed Yan Skwara as interim President.

b.

Securities to be offered to employees in employee benefits plan

On October 29, 2004 the Company registered 300,000 shares (post reverse split) for the Stock Incentive Plan.  The Securities registered were distributed as followed:

2004 Stock Incentive Plan for Employees and Consultants: Gordon F. Lee received 100,000 shares (post reverse split) and Yan Skwara received 50,000 shares.

On March 25, 2005, the Company registered 200,000 shares (post reverse split) for the 2005 Non-Qualified Stock and Stock Option Plan. The Securities registered were distributed as followed:

2005 Non-Qualified Stock and Stock Option Plan: Gordon F. Lee received 50,000 shares (post reverse split) and Yan Skwara received 50,000 shares (post reverse split).

On August 15, 2005, the Company registered 950,000 shares (post reverse split) for the August 2005 Non-Qualified Stock and Stock Option Plan. The Securities registered were distributed as followed:

August 2005 Non-Qualified Stock and Stock Option Plan: Gordon F. Lee received 357,143 shares (post reverse split) and Yan Skwara received 579,759 shares (post reverse split).

c. Stock Dividend

On May 23, 2005, the Company announced a spin-off of Pan American Relations (PAR) a privately owned subsidiary of the Company. One share of PAR was issued for every one hundred shares of ISME common stock held by shareholders of record as of June 6, 2005. The spin-off of PAR created a stock dividend granted to investors who owned common stock of the Company of record of June 30, 2005. The distribution date of the dividend was June 30, 2005.

NOTE 4 -

NOTES PAYABLE

Notes payable consist of the following:

December 31,
2005

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.	$42,500

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on July 30, 2004, unsecured.	29,302

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due on July 30, 2004, unsecured.

Note payable to individual, interest at 10% per annum, principal and interest due on demand, unsecured.	7,900

Note payable to an unaffiliated company, interest at 17% per annum, principal and interest due on demand, unsecured.	15,500

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due on demand, unsecured.	157,800

Total Notes Payable	253,002

Less: Current Portion	(253,002)

Long-Term Notes Payable	$-

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2005	253,002

NOTE 5 -

CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

December 31, 2005

Notes payable to various unrelated parties, bearing	$25,000
interest at 20% per annum, principal and interest due
September 30, 2001, convertible into common stock
at $1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	40,000
interest at 10% per annum, principal and interest due
on July 31, 2001, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	8,900
interest at 8% per annum, principal and interest due
on July 1, 2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	117,600
interest at 8% per annum, principal and interest due
on December 31, 1999, convertible into common stock
at $1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	3,000
interest at 8% per annum, principal and interest due
on 12/31/2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Note payable to an individual, interest at 10% per annum, principal and interest due on July 30, 2004, unsecured	5,000

Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on various dates (all six month terms), convertible into common stock at 50% of market price on date of conversion, at the option of the holder, currently in default.	292,379
Total convertible promissory notes	491,879

Less: Current Portion	(491,879)

Long-term Convertible Promissory Notes	$-

NOTE 6 - ACCRUED EXPENSES

As of December 31, 2005, accrued expenses consisted of the following:

Accrued payroll	$33,956
Accrued payroll tax	277,945
Accrued penalties and interest	138,750
Other accrued expenses	63,757
$514,408

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT)

a.

Common Stock

On December 1, 2005, the company completed a reverse split of their stock by a 100 to 1 ratio. Along with the occurrence of this reverse split Gordon Lee was terminated from his duties as officer of the Company and Manolo Cevallos resigned. Currently Yan Skwara is the company’s only officer and also serves as Chairman of the Board and President.

During 2004, the Company issued 15,833 shares (post reverse split) of common stock for cash at $0.01 to $0.015 per share, 147,002 shares (post reverse split) in conversion of $231,613 in convertible promissory notes, 643,182 shares as consideration for $962,178 in services rendered, and 86,000 shares of preferred stock for cash at $1.00 per share. Also, during the year, the Company cancelled 1,667 common shares (post reverse split) due to the non-performance of services.

During 2005, the Company issued 186,572 shares (post reverse split) of common stock for cash at $0.001 to $0.20 per share, 3,000 shares (post reverse split) for $3,000 stock subscription payable, 287,506 shares in conversion of approximately $256,000 in convertible promissory notes, 20,000 shares (post reverse split) in stock swap and 1,582,237 shares (post reverse split) as consideration for approximately $1,019,000 in services rendered.

b.

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 50,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.  In addition, the holders of the Series B preferred stock are entitled to receive non-cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum. As of December 31, 2005, the Company had 88,500 shares of Series B issued and outstanding.

NOTE 8  -      DISCONTINUED OPERATIONS

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

During the fourth quarter of 2005, the Company eliminated all of its previous operations. The following is a summary of the profit and loss from discontinued operations resulting from the elimination of all operations:

	For the Years Ended December 31,
	2005	2004

REVENUES

Consulting Revenue	$ 14,785	$ 22,825

Total Revenues	14,785	22,825

EXPENSES
Consulting	876,030	600,560
Impairment expense	113,642	-
General and administrative	267,077	897,482
Depreciation and amortization	9,080	123,287

Total Expenses	1,265,829	1,621,329

Loss From Operations	(1,251,044)	(1,598,504)

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	59,500	-
Loss on extinguishment of debt	(50,000)	(80,982)
Interest expense	(132,808)	(221,319)

Total Other Income (Expense)	(123,308)	(302,301)

Net loss Before discontinued operations	$ (1,374,352)	$ (1,900,805)

Discontinued operations	$ (21,037)	$ -

Net loss	$ (1,395,389)	$ (1,900,805)
Basic loss per share	$ (0.58)	$ (2.96)
Weighted average number of shares outstanding	2,410,380	641,498

NOTE 9 -

GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of $12,969,684 at December 31, 2005 and has incurred a significant loss from operations for the year then ended.  In addition, the Company was in default on certain of its promissory notes on December 31, 2005.  The Company’s shareholders’ deficit was $2,617,362 and its current liabilities exceeded its current assets by $2,617,362.

These factors create uncertainty about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) raising additional capital through the sale of common stock; (2) continuing the practice of issuing common stock as consideration for certain employee and marketing services; and (3) converting promissory notes into common stock. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the next twelve months the Company’s plan of operation is to raise approximately $5,000,000 which the Company intends to invest in its farming and nursery operations, which includes acquiring plant inventory, hiring consultants/employees and for marketing purposes.

NOTE 10 -

COMMITMENTS AND CONTINGENCIES

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

During 2005, the Company entered into an office lease in San Diego, California, which is renewable on a “month to month” basis.  The Company has no long-term obligation relating to its office lease.

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

The Company also has a judgment filed against it by Jim Sexton for services rendered in the amount of approximately $2,700. The company has been paying down this judgment and owes approximately $700 on the balance.

The Company also has a judgment filed against it by AAone Litho in San Diego Superior Court for services rendered in the amount of $15,522.80, including interest and related costs at December 31, 2005. The outcome of this judgment cannot presently be determined;

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

During the third quarter of 2005, a judgment was filed in San Diego Superior Court in the amount of $33,747.36, including interest and related costs by McCullough and Associates, the company's former counsel.

NOTE 11-

SIGNIFICANT EVENTS

On December 1, 2005 the company completed a reverse split of their common stock by a 100 to 1 ratio.

On November 19, 2004 the Company announced it would acquire www.ussocceruk.com directly from TSV Media LLC through a combination of cash and common stock.  The acquisition also included an ongoing agreement for TSV Media to continue providing world class soccer content for the site.  The Company owns the website along with all rights, names, image, and Intellectual properties in relation to the site. The purchase price of the website was to be amortized over a five year period. In 2005 the company abandoned this project and wrote the remaining book value off as impairment expense.

On May 17, 2005, the board of directors resolved to spin-off its privately-held subsidiary, Pan American Relations, Inc., a California corporation in the form of a stock dividend payable in a ratio of 1 share for each 100 shares of the company then outstanding. The record date for the distribution was June 6, 2005. The distribution date for this dividend was June 30, 2005.

On June 6, 2005, International Sports and Media Group, Inc. entered into a LLC Purchase Agreement with American IDC Corp. for the purchase of 10% of Smart SMS Mexico, LLC, a Nevada limited liability company and subsidiary of American IDC. The consideration for the interest was 250,000 shares (post reverse split) of restricted common stock and $100,000 cash.  At December 31, 2005, this asset was impaired and written down to zero.

NOTE 12 – CONVERTIBLE BONDS

At December 31, 2005 the company had $500,000 of unsecured convertible bonds outstanding. The bonds are accruing interest at 5% per year and are convertible into shares of the Company’s common stock at the option of the bondholder at any time before maturity. The bonds matured on September 30, 2005 and are subject to renewal for periods of twelve months at the option of the bondholder, as of December 31, 2005 the Company has not renewed these bonds. Accrued interest on the bonds at December 31, 2005 is $55,094.

NOTE 13 - GAIN ON EXTINGUISHMENT OF DEBT

During the year ending December 31, 2004, the Company recognized a gain of US $59,500 on the settlement of the Company's promissory note issued to Shogun Investment Group in the amount of $80,000.00 and 10% interest per annum. Shogun Investment Goroup surrendered the promissory note in exchange for 2,000,000 shares of restricted common stock, valued at $.02 per share.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the year ending December 31, 2005, the Company has changed its business model. The Company presently intends to engage in the production and distribution of horticultural products, which primarily includes Aloe Vera. The company hopes to supply various plants, and container-grown plants through a leased nursery and farm facility located in Southern California. The Company intends to sell its products to home centers, retail merchandisers, independent garden centers, garden center chains, rewholesalers, and landscapers throughout the United States.

The Company will focus on growing Aloe Barbadensis Miller, which is the only recognized “Medicine Plant.” Because of this, ISMG believes hearty Aloe Vera plants and leaves are in high demand. Baby Aloe Vera Plants are potted in 3”, 4” & 6” for houseplants. Premium hand-selected leaf is used exclusively for produce. Quality leaf will be used for Aloe Vera Juice and Aloe Vera Gel. Standard leaf will be used for cosmetics and over-the-counter medicines.

The Company believes it has opportunities to create a leading position with Aloe Vera in the United States. This is due both to the unmatched quality of Aloe product in Southern California, the geographic position of available farms and nurseries in the area, and the high level experience of the Company’s management and consulting team. Aloe is grown in three areas including Southern California, South Texas (hit by a catastrophic freeze in December 2004), and parts of Florida (the quality of this Aloe is regarded as poor).

In April 2005, we entered into a licensing agreement with Paris Saint Germain (PSG) of France to create a line of energy drinks branded towards the PSG team and its supporters. This agreement was terminated on March 28, 2006.

On April 28, 2006, the Company accepted the resignation from Lonn Paul as the Company’s Secretary and member of the Board of Directors effective immediately.  Effective May 4, 2006, to fill the vacancy created by Mr. Paul’s resignation as a member of the board of directors, the Company appointed Darin Pines as a member of the board of directors.

Issuances of restricted stock, subsequent to December 31, 2005 are as follows:

Subsequent to December 31, 2005, we issued 550,000 shares for cash in the amount of $110,000.

Subsequent to December 31, 2005, we issued 2,340,000 shares for consulting services valued at $348,650.

Subsequent to December 31, 2005, we issued 40,000 shares in exchange for a 1998 Ford Econoline Van.

Subsequent to December 31, 2005, we issued 2,000,000 shares to Yan Skwara for bonus valued at $300,000.