Form 10QSB
period 2006-03-31
INTERNATIONAL SPORTS & MEDIA GROUP INC
filed 2006-05-16
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission file number 000-27487

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1635 Rosecrans Street, Suite D, San Diego, CA	92106
(Address of principal executive offices)	Zip Code

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

Yes [ X ]   No [   ]

                Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	May 10, 2006
Common Stock, $0.001 par value	8,551,152 shares

                Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

ITEM 1-FINANCIAL STATEMENTS

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Balance Sheet
ASSETS
March 31,
2006
(Unaudited)
CURRENT ASSETS
Cash	$ 2,047
Securities available for sale	3,000

Total Current Assets	5,047

PROPERTY AND EQUIPMENT (Net)	7,666

OTHER ASSETS	750
Total Other Assets	750

TOTAL ASSETS	$ 13,463

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	486,890
Loan related party	162,600
Accrued expenses	557,141
Convertible bond	500,000
Convertible promissory notes	490,129
Notes payable	89,302
Accrued interest payable	384,063

Total Current Liabilities	2,670,125

Total Liabilities	2,670,125

STOCKHOLDERS' DEFICIT

Preferred stock: 50,000,000 shares authorized of
$0.001 par value 88,500 issued and outstanding	89
Common stock: 500,000,000 shares authorized of
$.001 par value 7,921,152 issued and outstanding	7,921
Subscription issued not yet issued	10,000
Additional paid-in capital	11,388,792
Other Comprehensive Income	(17,000)
Treasury stock, at cost	(280)
Accumulated deficit	(14,046,184)

Total Stockholders' Deficit	(2,656,662)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 13,463

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC. AND SUBSIDIARY
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,

	2006	2005

REVENUES

Consulting Revenue	$ -	$ 14,745

Total Revenues	-	14,745

EXPENSES
Consulting	996,475	57,997
General and administrative	44,985	58,429
Depreciation and amortization	333	322

Total Expenses	1,041,793	116,748

Loss From Operations	1,041,793	102,003

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	-	(59,500)
Loss on extinguishment of debt	-	-
Interest expense	34,707	31,020

Total Other Income (Expense)	(34,707)	(28,480)

NET LOSS	$ 1,076,500	$ 73,523

BASIC LOSS PER SHARE	$ (0.21)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,120,729	157,751,924

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,	For the Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,076,500)	$ (73,523)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	333	323
Stock issued for services	938,251	10,750
Gain on settlement of debt	-	(59,500)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(20,301)	(6,315)
Increase in interest payable	22,565	24,248
Increase (decrease) in accrued expenses	42,732	(11,017)

Net Cash Used by Operating Activities	(92,920)	(115,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Operating Activities-Fixed Assets	(8,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	(133)	(80)
Preferred stock issued for cash	-	-
Promissory notes proceeds	-	45,000
Increase in notes payable	2,000	65,000
Increase in stock subscription payable	10,000	4,000
Common stock issued for cash	88,000	3,000
Cash received on notes payable - related party	3,100	-

Net Cash Provided by Financing Activities	102,967	116,920

NET INCREASE (DECREASE) IN CASH	2,047	1,886

CASH AT BEGINNING OF PERIOD	-	11

CASH AT END OF PERIOD	$ 2,047	$ 1,897

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.
Statements of Cash Flows (Continued)
(Unaudited)
For the Three
Months Ended
March 31,
	2006	2005

SUPPLEMENT CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$ -	$ 6,750
Common stock issued for conversion of note payable	$ -	$ 20,000
Common stock issued for services	$ 946,250	$ 46,750
Stock subscription payable	$ 10,000	$ 3,000
Stock issued for securities available for sale	$ 7,000	$ 20,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SPORTS AND MEDIA GROUP, INC.

Notes to the Financial Statements

March 31, 2006 and March 31, 2005

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

c.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Year Ended

March 31, 2006
Loss (numerator)	$ (1,076,500)
Shares (denominator)	5,120,729

Per share amount	$ (0.21)

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

f.

Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred.  Advertising and promotion expense for the period ended March 31, 2006 was $648.

g.

Revenue Recognition

Prior to the discontinuation of operations on December 31, 2005 (See Note 8), the Company's revenue was created primarily from consulting services.

h.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our financial statements.

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

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s financial statement presentation.

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

March 31, 2006
Vehicle	$ 8,000

8,000
Accumulated depreciation	(334)

Net property and equipment	$ 7,666

During the quarter ended March 31, 2006, the Company recorded depreciation expense of $333.

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

c. Stock Dividend

On May 23, 2005, the Company announced a spin-off of Pan American Relations (PAR) a privately owned subsidiary of the Company. One share of PAR was issued for every one hundred shares of ISMG common stock held by shareholders of record as of June 6, 2005. The spin-off of PAR created a stock dividend granted to investors who owned common stock of the Company of record of June 30, 2005. The distribution date of the dividend was June 30, 2005.

NOTE 4 -

NOTES PAYABLE

Notes payable consist of the following:

March 31, 2006,

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.	$42,500

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on July 30, 2004, unsecured.	29,302

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due on July 30, 2004, unsecured.

Note payable to individual, interest at 10% per annum, principal and interest due on demand, unsecured.	9,800

Note payable to an unaffiliated company, interest at 17% per annum, principal and interest due on demand, unsecured.	12,500

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due on demand, unsecured.	157,800

Total Notes Payable	251,902

Less: Current Portion	(251,902)

Long-Term Notes Payable	$-

NOTE 5 -

CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

March 31, 2006

Notes payable to various unrelated parties, bearing	$25,000
interest at 20% per annum, principal and interest due
September 30, 2001, convertible into common stock
at $1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	40,000
interest at 10% per annum, principal and interest due

on July 31, 2001, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	8,900
interest at 8% per annum, principal and interest due
on July 1, 2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	117,600
interest at 8% per annum, principal and interest due
on December 31, 1999, convertible into common stock
at $1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	3,000
interest at 8% per annum, principal and interest due
on 12/31/2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Note payable to an individual, interest at 10% per annum, principal and interest due on July 30, 2004, unsecured	5,000

Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on various dates (all six month terms), convertible into common stock at 50% of market price on date of conversion, at the option of the holder, currently in default.	290,629
Total convertible promissory notes	490,129

Less: Current Portion	(490,129)
Long-term Convertible Promissory Notes	$-

NOTE 6 – ACCRUED EXPENSES

As of March 31, 2006, accrued expenses consisted of the following:

Accrued payroll	$70,206
Accrued payroll tax	277,945
Accrued penalties and interest	145,233
Other accrued expenses	63,757
557,141

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT)

a.

Common Stock

During the three months ended March 31, 2006, the Company issued 400,000 shares of common stock for cash at $0.20 per share, 3,860,000 shares as consideration for $938,250 in services rendered, and 40,000 shares of stock for an asset at $.20 per share.

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

b.

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 50,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.  In addition, the holders of the Series B preferred stock are entitled to receive non-cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum. As of March 31, 2006, the Company had 88,500 shares of Series B issued and outstanding.

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

NOTE 9 -

GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of $14,046,184 at March 31, 2006 and has incurred a significant loss from operations for the period then ended.  In addition, the Company was in default on certain of its promissory notes on March 31 2006.  The Company’s shareholders’ deficit was $2,656,662 and its current liabilities exceeded its current assets by $2,665,078.

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

NOTE 11 -

SIGNIFICANT EVENTS

On December 1, 2005, the company completed a reverse split of their common stock by a 100 to 1 ratio.

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

During the first quarter of 2006 the Company changed its business model. The Company presently intends to engage in the production and distribution of horticultural products, which primarily includes Aloe Vera. The company hopes to supply various plants, and container-grown plants through a leased nursery and farm facility.

 .

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

NOTE 12 - CONVERTIBLE BONDS

The Company has 500,000 of unsecured convertible bonds outstanding. The bonds are accruing interest at 5% per year and are convertible into shares of the Company’s stock at the  option of the bondholder at any time before maturity.  The bonds matured on September 30 2005 and are subject to renewal for periods of twelve months at the option of the bondholder. As of March 31 2006 the company has not renewed these bonds.

NOTE 13 - SUBSEQUENT EVENTS

Common Stock Transactions

Subsequent to the quarter ended March 31, 2006 the Company issued 165,000 shares of restricted common stock for $33,000 in cash.  In addition, the Company issued 500,000 shares of restricted common stock for consulting services valued at $74,500.

Officer/Director resignation and appointments

Subsequent to the quarter ended March 31, 2006, the Board of Directors of the Company appointed Don Hejmanowski as a member of the Board of Directors, as reported by the Company in its Current Report on Form 8-K filed with the Commission on April 11, 2006.

Subsequent to the quarter ended March 31, 2006, the Company accepted the resignation from Lonn Paul as the Company’s Secretary and member of the Board of Directors effective immediately.  Effective May 4, 2006, to fill the vacancy created by Mr. Paul’s resignation as a member of the board of directors, the Company appointed Darin Pines as a member of the board of directors, as reported by the Company in its Current Report on Form 8-K filed with the Commission on May 5, 2006.

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

Plan of Operation

International Sports and Media Group, Inc. (the “Company” or “ISMG”) intends to engage in the production and distribution of horticultural products, which primarily includes Aloe Vera. The company intends to supply various plants, and container-grown plants through a leased nursery and farm facility located in Southern California. ISMG may sell its products to home centers, retail merchandisers, independent garden centers, garden center chains, rewholesalers, and landscapers throughout the United States. The company is headquartered in San Diego, California.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005.

Revenues for the quarter ended March 31, 2006 were $0, compared to $14,745 for the quarter ended March 31, 2005.

General and administrative expenses were $44,985 versus $58,429 for the quarters ended March 31, 2006 and 2005, respectively.  The decrease results principally are contributed to the reduction in consulting and professional fees.

The Company incurred a loss from operations of $1,076,500 for the quarter ended March 31, 2006, compared to a loss of $73,523 for the quarter ended March 31, 2005.  Interest expense was $34,707, compared to $31,020 for the quarters ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $14,046,184.  The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2006, the Company had total cash and current assets of $5,047, and current liabilities of $2,670,125.  The Company’s primary available source for generating cash for operations is through the issuance of common stock and notes payable.   There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment.  Management believes that there is a reasonable likelihood that a significant portion of the Company’s debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures.  As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

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

The Company also has a judgment filed against it by AAone Litho in San Diego Superior Court for services rendered in the amount of $15,522.80, including interest and related costs at March 31, 2006. The outcome of this judgment cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company issued 400,000 shares of common stock for cash at $0.20 per share, 3,860,000 shares as consideration for $938,250 in services rendered, and 40,000 shares of stock for an asset at $.20 per share.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to Vote of Security Holders

None

Item 5.

Other Information

None.

Item 6.

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

Dated: May 16, 2006

EXHIBIT 31.1

International Sports and Media Group, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Yan Skwara, President (Principal Executive Officer) certify that:

(1)   I have reviewed this Quarterly report on Form 10-QSB of International Sports and Media Group, Inc.;

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

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: May 16, 2006

/S/ Yan Skwara

Yan Skwara

President (Principal Executive Officer)

EXHIBIT 31.2

International Sports and Media Group, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Yan Skwara, certify that:

(1)   I have reviewed this Quarterly report on Form 10-QSB of International Sports and Media Group, Inc.;

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

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) small business issuer and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: May 16, 2006

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

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 16, 2006	/s/ Yan Skwara Yan Skwara President (Principal Executive Officer)

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

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 16, 2006	/s/ Yan Skwara Yan Skwara Chief Financial Officer