Form 10QSB
period 2006-06-30
US FARMS, INC.
filed 2006-08-14
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission file number 000-27487

US FARMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1635 Rosecrans Street, Suite D, San Diego, CA	92106
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (858) 488-7775

International Sports and Media Group, Inc.
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

Yes [ X ]   No [   ]

                Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	August 7, 2006
Common Stock, $0.001 par value	11,164,888 shares

                Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

ITEM 1-FINANCIAL STATEMENTS

US FARMS, INC.

(F/K/A INTERNATIONAL SPORTS AND MEDIA GROUP, INC.)

Balance Sheet

June 30, 2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$ 27,993
Securities available for sale	10,000

Total Current Assets	37,993

PROPERTY AND EQUIPMENT (Net)	7,333

OTHER ASSETS	750
Total Other Assets	750

TOTAL ASSETS	$ 46,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 426,822
Accrued expenses	502,174
Accrued interest payable	386,644
Convertible bond	500,000
Convertible promissory notes	448,679
Notes payable	245,102

Total Current Liabilities	2,509,421

Total Liabilities	2,509,421

STOCKHOLDERS’ DEFICIT
Preferred stock: 50,000,000 shares authorized of
$0.001 par value 88,500 issued and outstanding	89
Common stock: 500,000,000 shares authorized of
$0.001 par value 9,927,018 issued and outstanding	9,927
Subscribed, not yet issued	100,000
Additional paid-in capital	11,934,512
Other Comprehensive Income	(10,000)
Treasury stock, at cost	(280)
Accumulated deficit	(14,497,593)

Total Stockholders’ Deficit	(2,463,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 46,076

The accompanying notes are an integral part of these financial statements.

US FARMS, INC.

(F/K/A INTERNATIONAL SPORTS AND MEDIA GROUP, INC.)

 Statement of Operations

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months	For the Six Months
			Ended June 30,	Ended June 30,
	2006	2005	2006	2005

REVENUES

Consulting Revenue	$ -	$ -	$ -	$ 14,745

Total Revenues	-	-	-	14,745

EXPENSES
Consulting	353,450	292,560	1,349,925	473,807
General and administrative	63,974	108,711	108,959	159,767
Depreciation and amortization	621	5,424	954	5,746

Total Expenses	418,045	406,695	1,459,838	639,320

Income (Loss) From Operations	(418,045)	(406,695)	(1,459,838)	(624,575)

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	-	-	-	59,500
Loss on extinguishment of debt	-	(50,000)	-	(50,000)
Interest expense	(33,364)	(33,433)	(68,071)	(64,451)

Total Other Income (Expense)	(33,364)	(83,433)	(68,071)	(54,951)
Loss from Continuing Operations	(451,409)	(490,128)	(1,527,909)	(679,526)

Loss from Discontinued Operations	-	(13,662)	-	(21,037)
Other Comprehensive income (loss)	-	(10,000)	-	(10,000)

NET INCOME (LOSS)	$ (451,409)	$ (513,790)	$ (1,527,909)	$ (710,563)

BASIC LOSS PER SHARE	$ (0.05)	$ (0.00)	$ (0.20)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,246,392	187,063,371	7,592,877	185,820,333

The accompanying notes are an integral part of these financial statements.

US FARMS, INC.

(F/K/A INTERNATIONAL SPORTS AND MEDIA GROUP, INC.)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,527,909)	$ (700,563)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	954	323
Stock issued for services	1,323,550	254,000
Loss on extinguishment of debt	-	50,000
Gain on settlement of debt	-	(59,500)
Changes in operating assets and liabilities:	-	-
Increase (decrease) in other assets	-	(91,975)
Increase (decrease) in accounts payable	(80,369)	20,840
Increase (decrease) in interest payable	43,872	36,897
Increase (decrease) in accrued expenses	(12,235)	133,237

Net Cash Used by Operating Activities	(252,137)	(356,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(287)	-
Net Cash Used by Operating Activities-Fixed Assets	(287)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	(133)	280
Promissory notes proceeds	28,250	353,400
Payment on promissory notes	(24,750)	(8,000)
Increase (decrease) in stock subscription payable	100,000	(3,000)
Common stock issued for cash	184,950	14,050
Payments on notes payable	(7,900)	-

Net Cash Provided by Financing Activities	280,417	356,730

NET INCREASE (DECREASE) IN CASH	27,993	(11)

CASH AT BEGINNING OF PERIOD	-	11

CASH AT END OF PERIOD	$ 27,993	$ -

Supplemental Disclosures:
Property and Equipment acquired through issuance of common stock	$ 8,000

Note Payable reduction through issuance of common stock	$ 46,700
Interest Accrual reduction through issuance of common stock	$ 18,726

The accompanying notes are an integral part of these financial statements.

US FARMS, INC.

(F/K/A INTERNATIONAL SPORTS AND MEDIA GROUP, INC.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006 AND JUNE 30, 2005

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

US Farms, Inc. (formerly International Sports and Media Group, Inc. from December 19, 2003 through July 14, 2006 and formerly San Diego Soccer Development Corporation from December 12, 1995 through December 18, 2003), (“the Company”) was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc.  The Company engaged in no operations prior to February 10, 2000.

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

On July 14, 2006, shareholders of the Company elected to change the Company’s corporate name to US Farms, Inc., to adequately reflect the Company’s current business model.

b.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

c.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Six month period ended:

June 30, 2006
Loss (numerator)	$ (1,527,909)
Shares (denominator)	7,592,877

Per share amount	$ (0.20)

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

f.

Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred.  Advertising and promotion expense for the six month period ended June 30, 2006 was $4,242.

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

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s financial statement presentation.

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

June 30, 2006
Vehicle	$ 8,000
8,000
Accumulated depreciation	(667)

Net property and equipment	$ 7,333

During the quarter ended June 30, 2006, the Company recorded depreciation expense of $621.

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

NOTE 4 -

NOTES PAYABLE

Notes payable consist of the following:

June 30,
2006

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.	$42,500

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on July 30, 2004, unsecured.	29,302

Note payable to individual, interest at 10% per annum, principal and interest due on demand, unsecured.	5,000

Note payable to an unaffiliated company, interest at 17% per annum, principal and interest due on demand, unsecured.	10,500

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due on demand, unsecured.	157,800

Total Notes Payable	245,102

Less: Current Portion	(245,102)
Long-term Notes Payable	$-

NOTE 5 -

CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

June 30, 2006

Notes payable to various unrelated parties, bearing	$ 25,000
interest at 20% per annum, principal and interest due
September 30, 2001, convertible into common stock

Notes payable to various unrelated parties, bearing	40,000
interest at 10% per annum, principal and interest due
on July 31, 2001, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	8,900
interest at 8% per annum, principal and interest due
on July 1, 2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	87,600
interest at 8% per annum, principal and interest due
on December 31, 1999, convertible into common stock

Notes payable to various unrelated parties, bearing	3,000
interest at 8% per annum, principal and interest due
on 12/31/2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Note payable to an individual, interest at 10% per annum, principal and interest due on July 30, 2004, unsecured	5,000

Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on various dates (all six month terms), convertible into common stock at 50% of market price on date of conversion, at the option of the holder, currently in default.	279,179
Total Convertible Promissory Notes	448,679
Less Current portion	(448,679)
Long-term Convertible Promissory Notes	$ -

NOTE 6 – ACCRUED EXPENSES

As of June 30, 2006, accrued expenses consisted of the following:

Accrued payroll	$8,756
Accrued payroll tax	277,945
Accrued penalties and interest	151,716
Other accrued expenses	63,757
502,174

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT)

a.

Common Stock

During the three months ended June 30, 2006, the Company issued 412,500 shares of common stock for cash at $0.20 per share, 83,333 shares of common stock for cash at $0.15 per share, 1,070,000 shares of stock as consideration for $377,300 in services rendered, and 390,033 shares of stock for debt reduction of $65,426.

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

b.

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 50,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.  In addition, the holders of the Series B preferred stock are entitled to receive non-cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum. As of June 30, 2006, the Company had 88,500 shares of Series B issued and outstanding.

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

NOTE 9 -

GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of $14,497,593 at June 30, 2006 and has incurred a significant loss from operations for the period then ended.  In addition, the Company was in default on certain of its promissory notes on June 30, 2006.  The Company’s shareholders’ deficit was $2,463,345 and its current liabilities exceeded its current assets by $2,471,428.

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

On May 30, 2006, the Company entered into an Asset Purchase Agreement with American Aloe Nurseries, a ‘dba’ of Phrixus Holdings, Inc. (“Phrixus”), a private corporation, to acquire (i) approximately 600,000 Aloe Vera plants which are ‘in ground’ (Fructus Industrialis), (ii) nursery inventory consisting of ‘Potted’ Aloe Vera Pup plants (in containers out of ground), (iii) all Farm equipment presently used in the American Aloe Nurseries nursery/farm business. Under the terms of this agreement, the Company is acquiring these assets for a $3,500,000 Convertible Note and a $1,000,000 Demand Note.  The $3,500,000 Convertible Note converts into a total of 17,500,000 million shares of restricted common stock.  The $1,000,000 Demand Note requires the Company to make principal reduction payments based upon future capital raising transactions. The closing date of this acquisition shall be on August 29, 2006, or as soon thereafter as agreed to by the parties (the complete Asset Purchase Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006).

On June 12, 2006, the Company formed American Nursery Exchange, Inc. as a wholly owned subsidiary.

NOTE 12 - CONVERTIBLE BONDS

The Company has 500,000 of unsecured convertible bonds outstanding. The bonds are accruing interest at 5% per year and are convertible into shares of the Company’s stock at the option of the bondholder at any time before maturity.  The bonds matured on September 30 2005 and are subject to renewal for periods of twelve months at the option of the bondholder. As of June 30, 2006 the company has not renewed these bonds.

NOTE 13 - SUBSEQUENT EVENTS

On July 14, 2006, at the Company’s annual shareholder meeting, the shareholders ratified the change of the Company’s name from International Sports and Media Group, Inc. to US Farms, Inc.  The name was changed to better reflect the nature of the Company’s business as they engage in farming and nursery operations.  In connection with this, the company has leased a 100,000 sq. ft. greenhouse and a 10,000 sq. ft. warehouse.

Subsequent to the quarter ending June 30, 2006, the Company formed American Aloe Vera Growers, Inc., California Management Solutions, Inc. and Imperial Ethanol, Inc. as wholly owned subsidiaries of US Farms, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

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

General

US Farms, Inc. (formerly International Sports and Media Group, Inc. and San Diego Soccer Development Corporation), (“the Company”) was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc.  The Company engaged in no operations prior to February 10, 2000.

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

On July 14, 2006, shareholders of the Company elected to change the Company’s corporate name to US Farms, Inc., to adequately reflect the Company’s current business model.

Plan of Operation

US Farms, Inc. (the “Company” or “USFI) intends to engage in the production and distribution of horticultural products, which primarily includes Aloe Vera. The company intends to supply various plants, and container-grown plants through a leased nursery and farm facility located in Southern California. USFI may sell its products to home centers, retail merchandisers, independent garden centers, garden center chains, rewholesalers, and landscapers throughout the United States. The company is headquartered in San Diego, California.

The Company will focus on growing Aloe Barbadensis Miller, which is the only recognized “Medicine Plant.” Because of this, USFI believes hearty Aloe Vera plants and leaves are in high demand. Baby Aloe Vera Plants are potted in 3”, 4” & 6” for houseplants. Premium hand-selected leaf is used exclusively for produce. Quality leaf is used for Aloe Vera Juice, and Aloe Vera Gel. Standard leaf is used for cosmetics and over-the-counter medicines.

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

On May 30, 2006, the Company entered into an Asset Purchase Agreement with American Aloe Nurseries, a ‘dba’ of Phrixus Holdings, Inc. (“Phrixus”), a private corporation, to acquire (i) approximately 600,000 Aloe Vera plants which are ‘in ground’ (Fructus Industrialis), (ii) nursery inventory consisting of ‘Potted’ Aloe Vera Pup plants (in containers out of ground), (iii) all Farm equipment presently used in the American Aloe Nurseries nursery/farm business. Under the terms of this agreement, the Company is acquiring these assets for a $3,500,000 Convertible Note and a $1,000,000 Demand Note.  The $3,500,000 Convertible Note converts into a total of 17,500,000 million shares of restricted common stock.  The $1,000,000 Demand Note requires the Company to make principal reduction payments based upon future capital raising transactions. The closing date of this acquisition shall be on August 29, 2006, or as soon thereafter as agreed to by the parties (the complete Asset Purchase Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006).

During the quarter ended June 30, 2006, the Company formed American Nursery Exchange, Inc. as a wholly owned subsidiary. Subsequent to the quarter ending June 30, 2006, the Company formed American Aloe Vera Growers, Inc., California Management Solutions, Inc. and Imperial Ethanol, Inc. as wholly owned subsidiaries.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of June 30, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005.

Revenues for the quarter ended June 30, 2006 were $0.00, compared to $0.00 for the quarter ended June 30, 2005.

General and administrative expenses were $63,974 versus $108,711 for the quarters ended June 30, 2006 and 2005, respectively.  The decrease resulted primarily from the reduction in consulting and professional fees.

The Company incurred a loss from operations of $451,409 for the quarter ended June 30, 2006, compared to a loss of $513,790 for the quarter ended June 30, 2005.  Interest expense was $33,364, compared to $33,433 for the quarters ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $14,497,593.  The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2006, the Company had total cash and current assets of $37,993, and current liabilities of $2,509,421.  The Company’s primary available source for generating cash for operations is through the issuance of common stock and notes payable.   There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment.  Management believes that there is a reasonable likelihood that a significant portion of the Company’s debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Yan Skwara evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of May 31, 2006.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, the Company issued 412,500 shares of common stock for cash at $0.20 per share, 83,333 shares of common stock for cash at $0.15 per share, 1,070.000 shares of common stock as consideration for $377,300 in services rendered, and 390,033 shares of common stock for debt reduction of $65,426.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by Reference to Form 10-KSB filed May 27, 2003
3.2	By-Laws and Amended By-Laws	Incorporated by Reference to Form 10-KSB filed May 27, 2003
3.3	Articles of Incorporation of SDSDC	Incorporated by Reference Form 10-SB filed October 29, 1999
3.4	Bylaws of SDSDC	Incorporated by Reference to Form 10-SB filed October 29, 1999
3.5	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 13, 2004
3.6	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 15, 2005
3.7	Amendment to Articles of Incorporation	Incorporated by reference to Form 8-K filed July 17, 2006
31.1	Certification of Principal Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Farms, Inc. By: /s/ Yan K. Skwara Yan K. Skwara President, CFO and Chairman of the Board of Directors

Dated: August 14, 2006

EXHIBIT 31.1

US Farms, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Yan Skwara, President (Principal Executive Officer) certify that:

(1)   I have reviewed this Quarterly report on Form 10-QSB of US Farms, Inc.;

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

Date: August 14, 2006

/s/ Yan Skwara

Yan Skwara

President (Principal Executive Officer)

EXHIBIT 31.2

US Farms, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Yan Skwara, certify that:

(1)   I have reviewed this Quarterly report on Form 10-QSB of US Farms, Inc.;

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

Date: August 14, 2006

/s/Yan Skwara

Yan Skwara

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan Skwara, President (Principal Executive Officer) of US Farms, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2006	/s/ Yan Skwara Yan Skwara President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan Skwara, Chief Financial Officer of US Farms, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2006	/s/ Yan Skwara Yan Skwara Chief Financial Officer