Form 10QSB
period 2006-09-30
US FARMS, INC.
filed 2006-11-15
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Commission file number 000-27487

US FARMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1635 Rosecrans Street, Suite D, San Diego, CA	92106
(Address of principal executive offices)	Zip Code

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

Yes [ X ]   No [   ]

                Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	November 13, 2006
Common Stock, $0.001 par value	14,364,943 shares

                Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

ITEM 1-FINANCIAL STATEMENTS

US FARMS, INC.

(F/K/A INTERNATIONAL SPORTS AND MEDIA GROUP, INC.)

Consolidated Balance Sheet

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 17,508	$ -
Securities available for sale	10,000	10,000
Accounts Receivable	96,841	-
Total Current Assets	124,349	10,000

PROPERTY AND EQUIPMENT (Net)	7,000	-

OTHER ASSETS
Total Other Assets	5,750	750

TOTAL ASSETS	$ 137,099	$ 10,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 681,532	$ 507,324
Accrued expenses	548,407	514,409
Accrued interest payable	404,221	361,498
Convertible bond	500,000	500,000
Convertible promissory notes	437,429	491,879
Notes payable	235,602	235,002

Total Current Liabilities	2,807,191	2,626,112

Total Liabilities	2,807,191	2,626,112

STOCKHOLDERS’ DEFICIT
Preferred stock: 50,000,000 shares authorized of
$0.001 par value 88,500 issued and outstanding	89	89
Common stock: 500,000,000 shares authorized of
$0.001 par value, 11,821,504 and 3,621,152 issued and outstanding, respectively	11,822	3,621
Subscribed, not yet issued
Additional paid-in capital	13,079,816	10,358,892
Other Comprehensive Income	(10,000)	(10,000)
Treasury stock, at cost	(280)	(280)
Accumulated deficit	(15,751,539)	(12,969,684)

Total Stockholders’ Deficit	(2,670,092)	(2,617,362)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 137,099	$ 10,750

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.

(F/K/A INTERNATIONAL SPORTS AND MEDIA GROUP, INC.)

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months	For the Nine Months
			Ended September 30,	Ended September 30,
	2006	2005	2006	2005

REVENUES
Sales	$ 214,509	$ -	$ 214,509	$ 14,745
Cost of Sales	194,425	-	194,425	-

Gross Profit	20,084	-	20,084	14,745

EXPENSES
Consulting	890,031	388,478	2,239,956	862,285
General and administrative	447,491	42,695	556,450	202,462
Depreciation and amortization	46	3,333	1,000	9,080

Total Expenses	1,337,568	434,506	2,797,406	1,073,827

Income (Loss) From Operations	(1,317,484)	(434,506)	(2,777,322)	(1,059,082)

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	98,256		98,256	59,500
Loss on extinguishment of debt		(82,300)		(132,300)
Interest expense	(30,478)	(34,148)	(98,549)	(98,598)

Total Other Income (Expense)	67,778	(116,448)	(293)	(171,398)
Loss from Continuing Operations	(1,249,706)	(550,954)	(2,777,615)	(1,230,480)

Loss from Discontinued Operations	-	-	-	(21,037)
Other Comprehensive income (loss)	-	(8,000)	-	(18,000)

NET INCOME (LOSS)	(1,249,706)	(558,954)	(2,777,615)	(1,269,517)

BASIC LOSS PER SHARE	(0.12)	(0.22)	(0.30)	(0.63)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,842,470	2,554,556	9,246,392	2,016,395

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.

(F/K/A INTERNATIONAL SPORTS AND MEDIA GROUP, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,577,615)	$ (1,251,517)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,000	323
Stock issued for services	2,102,180	625,503
Loss on extinguishment of debt/gain	98,256	(9,500)
Changes in operating assets and liabilities
Increase in Accounts Receivable	(96,841)
(Increase) in other assets	(5,000)	(6,342)
Increase (decrease) in accounts payable	174,208	26,724
Increase (decrease) in interest payable	42,723	58,920
Increase (decrease) in accrued expenses	33,998	149,730
Net Cash Used by Operating Activities	(427,091)	(406,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(8,000)	-
Net Cash Used by Operating Activities-Fixed Assets	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	-	350
Promissory notes proceeds	-	392,488
Payment on promissory notes	(79,197)	(8,000)
Increase (decrease) in stock subscription payable		(3,000)
Common stock issued for cash	400,944	24,350
Stock issued for debt reduction	130,852

Net Cash Provided by Financing Activities	452,599	406,148

NET INCREASE (DECREASE) IN CASH	17,508	(11)

CASH AT BEGINNING OF PERIOD	-	11

CASH AT END OF PERIOD	$ 17,508	$ -

Supplemental Disclosures:
Property and Equipment acquired through issuance of common stock	$ 8,000
Note Payable reduction through issuance of common stock	$ 130,852

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.

(F/K/A INTERNATIONAL SPORTS AND MEDIA GROUP, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

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

On July 17, 2006 the Company formed wholly owned subsidiaries, American Aloe Vera, Inc. American Nursery Inc, California Produce Exchange, Inc, Imperial Ethanol, Inc. and California Management Solutions, Inc. These subsidiaries grow, sell and support the various farming operations that the company is now engaged with.

b. Going concern

The company has been unable to generate sufficient operating revenues and has incurred cumulative losses of $15,251,539.

The Company has implemented a new business plan to operate as a provider of naturally grown farm products and vegetables. However the Company is dependent upon future sales and sale of securities to provide sufficient working capital.

There is no assurance that the Company will be able to obtain additional funding through the sale of  additional securities or, that such funding if available, will be obtained on terms favorable to or affordable by the Company.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

c. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries who commenced operations July 15, 2006 All significant inter-company accounts and transactions have been eliminated.

d.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

e.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Nine month period ended:

September 30, 2006
Loss (numerator)	$(2,777,615)
Shares (denominator)	9,246,392

Per share amount	$ (.30)

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

g.

Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred.  Advertising and promotion expense for the nine month period ended September 30, 2006 was 25,114.          .

g.

Revenue Recognition

Prior to the discontinuation of operations on December 31, 2005 (See Note 8), the Company's revenue was created primarily from consulting services. Currently revenue is recognized upon shipment to the customer of farm products.

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

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

September 30, 2006
Vehicle	$ 8,000
8,000
Accumulated depreciation	1,000

Net property and equipment	$ 7,000

During the nine months ended September 30, 2006, the Company recorded depreciation expense of $1,000..

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

NOTE 4 -

NOTES PAYABLE

Notes payable consist of the following:

September 30,
2006

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.	$33,000

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on July 30, 2004, unsecured.	29,302

Note payable to individual, interest at 10% per annum, principal and interest due on demand, unsecured.	5,000

Note payable to an unaffiliated company, interest at 17% per annum, principal and interest due on demand, unsecured.	10,500

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due on demand, unsecured.	157,800

Total Notes Payable	235,602

Less: Current Portion	(235,602)
Long-term Notes Payable	$-

NOTE 5 -

CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

September 30, 2006

Notes payable to various unrelated parties, bearing	$ 25,000
interest at 20% per annum, principal and interest due
September 30, 2001, convertible into common stock

Notes payable to various unrelated parties, bearing	40,000
interest at 10% per annum, principal and interest due
on July 31, 2001, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	8,900
interest at 8% per annum, principal and interest due
on July 1, 2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	87,600
interest at 8% per annum, principal and interest due
on December 31, 1999, convertible into common stock

Notes payable to various unrelated parties, bearing	3,000
interest at 8% per annum, principal and interest due
on 12/31/2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Note payable to an individual, interest at 10% per annum, principal and interest due on July 30, 2004, unsecured	5,000

Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on various dates (all six month terms), convertible into common stock at 50% of market price on date of conversion, at the option of the holder, currently in default.	267,929
Total Convertible Promissory Notes	437,429
Less Current portion	(437,429)
Long-term Convertible Promissory Notes	$ -

NOTE 6 – ACCRUED EXPENSES

As of September 30, 2006, accrued expenses consisted of the following:

Accrued payroll	$8,756
Accrued payroll tax	277,945
Accrued penalties and interest	151,716
Other accrued expenses	149,990
588,407

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT)

a.

Common Stock

During the three months ended September 30, 2006, the Company issued 1,894,486 shares of common stock, 1,192,219 shares  for cash at $0.20 per share, 626,500 shares of stock as consideration for $261,630 in services rendered, and 75,767 shares of stock for debt reduction of $65,426. Also, stock options were recognized to reduce 40,000 of debt and 525,000 for services valued under the Black Scholes Method of pricing.

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

.

NOTE 9 -

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

In July 2006 the Company entered into several leases for farm property. Terms indicate a nine to 12 months term with a monthly amount of 10,825.

The Company also entered into an agreement with a third party to grow asparagus for a monthly amount of $500 plus all direct expenses. The company derives the revenue upon harvest.

NOTE 10 -

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

On May 30, 2006, the Company entered into an Asset Purchase Agreement with American Aloe Nurseries, a ‘dba’ of Phrixus Holdings, Inc. (“Phrixus”), a private corporation, to acquire (i) approximately 600,000 Aloe Vera plants which are ‘in ground’ (Fructus Industrialis), (ii) nursery inventory consisting of ‘Potted’ Aloe Vera Pup plants (in containers out of ground), (iii) all Farm equipment presently used in the American Aloe Nurseries nursery/farm business. Under the terms of this agreement, the Company is acquiring these assets for a $3,500,000 Convertible Note and a $1,000,000 Demand Note.  The $3,500,000 Convertible Note converts into a total of 17,500,000 million shares of restricted common stock.  The $1,000,000 Demand Note requires the Company to make principal reduction payments based upon future capital raising transactions. The closing date of this acquisition shall be on August 29, 2006, or as soon thereafter as agreed to by the parties (the complete Asset Purchase Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006).  This Asset Purchase Agreement to date has not closed as it remains in an audit review.

On June 12, 2006, the Company formed American Nursery Exchange, Inc. as a wholly owned subsidiary.

During the quarter ending September 30, 2006, the Company formed American Aloe Vera Growers, Inc., California Management Solutions, Inc. and Imperial Ethanol, Inc. as wholly owned subsidiaries of US Farms, Inc.

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

NOTE 11 - CONVERTIBLE BONDS

The Company has 500,000 of unsecured convertible bonds outstanding. The bonds are accruing interest at 5% per year and are convertible into shares of the Company’s stock at the option of the bondholder at any time before maturity.  The bonds matured on September 30, 2005 and are subject to renewal for periods of twelve months at the option of the bondholder. As of September 30, 2006 the company has not renewed these bonds.

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

Plan of Operation

US Farms, Inc. is a diversified agriculture company. The company has commenced the production and distribution of horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with produce products that include Aloe Vera, Asparagus, Tomatoes and Wheat grass. In 2007 the company plans to add over 100 specialty niche produce items to it offerings.

On May 30, 2006, the Company entered into an Asset Purchase Agreement with American Aloe Nurseries, a ‘dba’ of Phrixus Holdings, Inc. (“Phrixus”), a private corporation, to acquire (i) approximately 600,000 Aloe Vera plants which are ‘in ground’ (Fructus Industrialis), (ii) nursery inventory consisting of ‘Potted’ Aloe Vera Pup plants (in containers out of ground), (iii) all Farm equipment presently used in the American Aloe Nurseries nursery/farm business. Under the terms of this agreement, the Company is acquiring these assets for a $3,500,000 Convertible Note and a $1,000,000 Demand Note.  The $3,500,000 Convertible Note converts into a total of 17,500,000 million shares of restricted common stock.  The $1,000,000 Demand Note requires the Company to make principal reduction payments based upon future capital raising transactions. The closing date of this acquisition shall be on August 29, 2006, or as soon thereafter as agreed to by the parties (the complete Asset Purchase Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006).  This Asset Purchase Agreement to date has not closed as it remains in an audit review.

On July 31, 2006, the Company entered into an Asparagus Growing Agreement with Phrixus Holdings, Inc. (“Phrixus”), to provide services including (i) farming acreage (ii) management and supervision (iii) responsibility to verify no toxic chemicals exist (iv) guarantee in the product of asparagus (v) provide log on the chemicals applied (vi) serve as operator under the regulations promulgated by the California Department of Food and Agriculture Commissioner’s Office. In consideration of Phrixus’ services performed, the Company will pay a fee of $500 per acre plus all growing cost (the complete Asparagus Growing Agreement was attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2006).

During the nine months ending September 30, 2006, the Company formed American Nursery Exchange, Inc., American Aloe Vera Growers, Inc., California Management Solutions, Inc., California Produce Exchange, Inc., Imperial Ethanol, Inc. as wholly owned subsidiaries.

American Aloe Vera Growers, Inc:

American Aloe Vera Growers is one of the largest growers and suppliers of domestic Aloe Vera. We grow, pack, and ship Aloe Vera Plants, Aloe Vera Produce, and Bulk Aloe Vera Leaves to many brokers, re-wholesalers and direct to many major retailers threw out the United States and Canada. Our facilities are dedicated to Aloe Vera production, which has enabled us to be the leader in Aloe Vera in North America.

American Nursery Exchange, Inc:

American Nursery Exchange is in the business of supplying horticulture products to the grocery, garden center and home improvement industries on a national level. The company has leased its first facility located in North County San Diego, California, a 100,000 sq. ft. green house facility along with a 10,000 sq. ft. warehouse which will be used for growing as well as staging orders for its customers.

California Produce Exchange, Inc:

California Produce Exchange is in the business of growing and supplying produce to our customers worldwide. The company works with a dedicated team of worldwide growers, packers, processors and shippers. California Produce Exchange is committed to consistently providing safe, high-quality fresh fruit, and vegetables, while protecting the environment in which its products are grown. California Produce Exchange is currently one of the largest; if not the largest grower of domestic grown Asparagus from January thru the end of March.

Imperial Ethanol, Inc:

US Farms recently established a wholly owned subsidiary dedicated to establishing a leading ethanol processing facility located in Imperial County, Ca. The wholly owned subsidiary has been named Imperial Ethanol, Inc. and has been registered fully with the State of California.

US Farms management has initiated the due diligence process on the Ethanol industry as a whole and how it connects and correlates with its existing agriculture business. The company’s management plans to utilize its resources and contacts in the agriculture sector to begin building its energy sector holdings.

Through its wholly owned subsidiary, the company has completed a pre-feasibility business plan to build its first ethanol plant. The company is looking at 3 potential areas to build ethanol production facilities. The company plans to initially construct a 50 million gallon per year (MGY) ethanol facility with capabilities of expanding to double the production or 100 million gallons a year. The company anticipates using corn or sugar cane as the main stock for the ethanol.

California Management Solutions, Inc:

California Management Solutions (CMS) is in the business of providing management solutions to the agriculture space.  CMS is focused currently on commercial nursery management and intents to move into farm management in the future.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005.

Revenues for the quarter ended September 30, 2006 were $214,509, compared to $0.00 for the quarter ended September 30, 2005.

General and administrative expenses were $447,491 versus $42,695 for the quarters ended September 30, 2006 and 2005, respectively.  The increase resulted primarily from an increase in professional fees.

The Company incurred a loss from operations of $1,317,484 for the quarter ended September 30, 2006, compared to a loss of $434,506 for the quarter ended September 30, 2005.  Interest expense was $30,478, compared to $34,148 for the quarters ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $15,721,539.  The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of September 30, 2006, the Company had total cash and current assets of $124,349, and current liabilities of $2,807,191.  The Company’s primary available source for generating cash for operations is through the issuance of common stock and notes payable.   There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment.  Management believes that there is a reasonable likelihood that a significant portion of the Company’s debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Yan Skwara evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2006.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, the Company issued 1,894,486 shares of common stock, 1,192,219 shares for cash at $0.20 per share, 626,500 shares of stock as consideration for $261,630 in services rendered, and 75,767 shares of stock for debt reduction of $65,426. Also, stock options were recognized to reduce 40,000 of debt and 525,000 for services valued under the Black Scholes Method of pricing.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to Vote of Security Holders

An annual meeting of shareholders of US Farms, Inc., was held on July 14, 2006.  Proxies for the meeting were solicited pursuant to Regulation 14A. The following three matters were voted upon, and approved, by the shareholders:

A proposal to amend the name of the corporation to “US Farms, Inc.”.

A proposal to elect to the Board of Directors three (3) directors (Yan Skwara, Donald Hejmanowski and Darin Pines) to serve until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal.

A proposal to appoint E. Randall Gruber, CPA as the Company’s independent public accountant for the fiscal year ending December 31, 2006.

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

Dated: November 15, 2006

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

Date: November 15, 2006

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

Date: November 15, 2006

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

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 15, 2006	/s/ Yan Skwara Yan Skwara President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan Skwara, Chief Financial Officer of US Farms, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 15, 2006	/s/ Yan Skwara Yan Skwara Chief Financial Officer