Form 10KSB
period 2006-12-31
US FARMS, INC.
filed 2007-04-03
CIK 1054311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File No.  000-27487

US FARMS, INC.
(Name of small business issuer in its charter)
Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1635 Rosecrans Street, Suite D San Diego, CA	92106
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (858) 488-7775

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [  X  ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

State issuer’s net revenues for its most recent fiscal year: $361,414.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2007 was approximately $8,518,029 based upon the closing price of $0.42 reported for such date on The OTC Bulletin Board.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 28, 2007 there were 24,695,705 shares of the issuer's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Forward-Looking Statements

Forward Looking Statements and Risk Factors

Except for historical information contained herein, this annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties.  Forward-looking statements are included with respect to, among other things, the company's current business plan and strategy and strategic operating plan. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

There are a number of risks, uncertainties and important factors that might cause actual results to differ from any results expressed or implied by such forward looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-QKSB and (together with any changes thereto contained in the Company's Form 10-Q for the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006 and in any subsequent quarterly reports on Form 10-Q), those contained in the Company's other filings with the Securities and Exchange Commission, and those set forth below.

Factors which could cause actual results to differ materially from any forward-looking information contained herein include, but are not limited to, general economic trends and seasonality, including those specifically impacting the nursery business, general agricultural risks beyond our control including risks associated with disease and pests, including sudden oak death, adverse weather conditions, increases in prices for water, petroleum and raw materials, our substantial leverage and ability to service our debt, our ability to comply with the covenants contained in our debt facilities, competitive practices in the industry in which we compete, fluctuations in our operating costs, revenues and cash flows from operations, our dependence on a limited number of key customers, increases in transportation and fuel costs, and other factors.

General

US Farms, Inc. (formerly International Sports and Media Group, Inc. and San Diego Soccer Development Corporation), (“the Company”) was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc.  The Company engaged in no operations prior to February 10, 2000.

On February 10, 2000, the Company issued 52,844 shares  (post reverse split) of its common stock to the shareholders of San Diego Soccer Development Corporation, a California company (SDSDC) in exchange for all of the issued and outstanding shares of SDSDC.  Immediately following the acquisition of SDSDC, the Company changed its name to San Diego Soccer Development Corporation, and changed its state of domicile from California to Nevada.

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

On December 19, 2003, shareholders of the Company elected to change the Company’s corporate name to International Sports and Media Group, Inc.

On July 14, 2006, shareholders of the Company elected to change the Company’s corporate name to US Farms, Inc., to adequately reflect the Company’s current business model.

The Company presently has five wholly owned subsidiaries: American Nursery Exchange, Inc., a California corporation; American Aloe Vera Growers, Inc., a California corporation; California Management Solutions, Inc., a California corporation; California Produce Exchange, Inc., a California corporation; and Imperial Ethanol, Inc., a California corporation;

Management Changes

During the year ending December 31, 2006, Lonn Paul resigned as Secretary and Director. Donald Hejmanowski and Darin Pines were appointed as new members of the board of directors of the Company.

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

Employees

We presently employ one person, our President and Chief Executive Officer, Yan Skwara. All other relationships are in the form of independent contractors and consultants.

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

Intellectual  Property

We hold one trademark on the name "San Diego Flash." We will protect our current and future intellectual property through license agreements and trade and services marks on property owned by US Farms, Inc.

Research and Development Activities

In the last two fiscal years, we did not spend any funds on research and development activities.

Risk Factors

Risks Relating to Our Business

Need for ongoing financing.

We will need additional capital to continue our operations.  We will endeavor to raise funds through the sale of securities.

There can be no assurance that we will obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital will have an adverse impact on our financial position and results of operations and ability to continue as a going concern.  Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.  There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

Inflation.

In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

Trends, risks and uncertainties.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Cautionary factors that may affect future results.

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

Lack of independent directors.

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

Limitation of liability and indemnification of officers and directors.

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

Management of potential growth.

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

Quantitative and qualitative disclosure about market risk.

We believe that we do not have any material exposure to interest or commodity risks.  Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars.  Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations denominated in currency other than U.S. dollars.  We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

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

Due to the lack of revenue and expenses, we need to secure adequate funding.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail.  We do not have commitments for additional financing.  To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities.  Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2005 and 2006, our common stock was sold and purchased at prices that ranged from a high of $.50 to a low of $0.005 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  We have no intention of issuing preferred stock at the present time.  Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in US Farms, Inc. would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

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

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings.  However, the Company owes approximately $67,000 to five persons who obtained judgments against the Company that remain unsatisfied.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of shareholders of US Farms, Inc. was held on July 14, 2006.  Proxies for the meeting were solicited pursuant to Regulation 14A. The following three matters were voted upon, and approved, by the shareholders:

1) To amend Article I of the Articles of Incorporation to read as follows: “The name of this corporation is US Farms, Inc.”, and

2) To elect to the Board of Directors three (3) directors, Yan Skwara, Donald Hejmanowski, and Darin Pines to serve until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal; and

3) To ratify the appointment of E. Randall Gruber, CPA as the Company’s independent public accountant.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Market Information

Until December 26, 2005, our common stock was quoted on the NASDAQ OTC Bulletin Board. The Company’s shares were delisted from the NASDAQ OTC Bulletin Board as of the opening of trading on December 27, 2005 due to failing to file required reports with the Securities Exchange Commission.  The Company’s common stock continued to be available for trading under the ticker symbol USFI on the Nasdaq Pink Sheets.  Upon completion of the filings, the company reapplied for a listing on the OTCBB and was approved for trading effective July 17, 2006.

Below is the range of high and low bid information for the Company’s common stock for each quarter within the last two fiscal years. The source of this information is IDD Information Services. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Endings	Quarterly High	Quarterly Low	Quarterly Close
3/31/2005	0.03	0.01	0.01
6/30/2005	0.01	0.009	0.01
9/30/2005	0.007	0.005	0.006
12/31/2005	0.12	0.058	0.076
3/31/2006	0.34	0.26	0.31
6/30/2006	0.40	0.32	0.39
9/30/2006	0.48	0.40	0.45
12/31/2006	0.50	0.45	0.49

Holders

There were 946 holders of record of the Company’s common stock on December 31, 2006.

Recent Sales of Unregistered Securities

In November and December 2006, the registrant sold 447,500 shares of its common stock to 27 persons for gross proceeds of $89,500.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.  The shares were sold directly by the Registrant without an underwriter.  There was no general solicitation, no advertisement and resale restrictions were imposed by placing a Rule 144 legend on the stock certificates. Based upon the established relationship between the investors and the issuer's officer and director, the issuer concluded that each investor was either an accredited investor or that each investor had such knowledge and experience in business and financial matters that he was capable of evaluating the merits and risks of the prospective investment and that the amount of the investment for each person was reasonable in relation to the investor's net worth because it did not exceed 10% of the investor's net worth.

Between December 14, 2006 and March 26, 2007, the Registrant sold 4,186,000 shares of its common stock and Warrants to purchase 4,186,000 shares of common stock to 68 persons for gross proceeds of $1,046,500.  The Warrants allow the holder to purchase a share of common stock at $.50 per share until November 28, 2009.  The Registrant can redeem the Warrants at $.10 per Warrant.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering and Rule 506 of Regulation D.  The shares were sold on behalf of the Registrant by Westcap Securities Inc. (the “Placement Agent”).  There was no general solicitation, no advertisement and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The offering was limited to accredited investors.  The Placement Agent received a 10% commission, 3% non-accountable expense allowance and 2% due diligence fee from the gross offering proceeds.  Further, the Placement Agent will receive 10% of the proceeds from the exercise of the Warrants and a consulting fee payable in common stock equal to 10% of gross offering proceeds.

Between December 14, 2006 and March 30, 2007, the Registrant sold 1,278,000 shares of its common stock and Warrants to purchase 1,278,000 shares of common stock to 19 persons for gross proceeds of $319,500.  The Warrants allow the holder to purchase a share of common stock at $.50 per share until November 28, 2009.  The Registrant can redeem the Warrants at $.10 per Warrant.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering and Rule 506 of Regulation D.  The shares were sold directly by the Registrant without an underwriter.  There was no general solicitation, no advertisement and resale restrictions were imposed by placing a Rule 144 legend on the stock certificates. Based upon the established relationship between the investors and the issuer's officer and director, the issuer concluded that each investor was either an accredited investor or that each investor had such knowledge and experience in business and financial matters that he was capable of evaluating the merits and risks of the prospective investment and that the amount of the investment for each person was reasonable in relation to the investor's net worth because it did not exceed 10% of the investor's net worth.

Between December 28, 2006 and February 9, 2007, the Registrant issued 2,172,500 shares of its common stock to 5 persons in connection with the May 30, 2006 Asset Purchase Agreement between the Registrant and Phrixus Holdings, Inc.  The Registrant valued the shares at $.25 per share or $543,125.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.  There was no general solicitation, no advertisement and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  Based upon the relationship between the investors and the issuer's officers and directors, the issuer concluded that each investor was either an accredited investor or that each investor had such knowledge and experience in business and financial matters that he was capable of evaluating the merits and risks of the prospective investment and that the amount of the investment for each person was reasonable in relation to the investor's net worth because it did not exceed 10% of the investor's net worth.  The shares were sold directly by the Registrant without an underwriter.

Between November 2006 and February 2007, the Registrant issued 1,812,200 shares of its common stock to 13 persons valued at $.25 per share or $453,050 in exchange for consulting services rendered and to be rendered to the Registrant.  825,000 shares were issued to the Registrant’s officer and directors, Yan Skwara (500,000), Donald Hejmanowski (175,000), and Darin Pines (150,000).  195,200 shares of common stock were issued to Westcap Securities, Inc. as consulting fees.  The transactions between the Registrant and the consultants were exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.  There was no general solicitation, no advertisement and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  Based upon the relationship between the investors and the issuer's officers and directors, the issuer concluded that each investor was either an accredited investor or that each investor had such knowledge and experience in business and financial matters that he was capable of evaluating the merits and risks of the prospective investment and that the amount of the investment for each person was reasonable in relation to the investor's net worth.  The shares were sold directly by the Registrant without an underwriter.

Between November 28, 2006 and January 29, 2007, the Registrant issued 482,258 shares of its common stock to 9 persons who held convertible promissory notes for $109,298.  The transactions between the Registrant and the consultants were exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Dividends

We do not  currently  pay any  dividends on our common  stock,  and we currently intend to  retain  any  future  earnings  for use in our  business.  Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors.

On May 23, 2005 the Company announced a spin-off of Pan American Relations, a privately owned subsidiary of the Company. One share of Pan American Relations was issued for every one hundred shares of USFI common stock held by shareholders of record as of June 6, 2005. The spin-off of Pan American Relations created a stock dividend granted to investors who owned common stock of the Company of record as of June 6, 2005. The distribution date for the dividend was June 30, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Option Plan

On March 21, 2005, we adopted the 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 2000,000 (post reverse split) shares underlying the Stock Plan on S-8 Registration Statement on March 25, 2005.  All 200,000 shares have been issued out of this plan.

On August 1, 2005, we adopted the August 2005 Non-Qualified Stock and Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 1,030,000 (post reverse split) shares underlying the Stock Plan of S-8 Registration Statement on August 15, 2005. All 1,030,000shares have been issued out of this plan.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s Plan of Operation

US Farms, Inc. is a diversified commercial farming and nursery company. The company grows, markets and distributes horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with produce products that include Aloe Vera, Asparagus, Tomatoes and Wheat grass. In 2007 the company plans to add over 100 specialty niche produce items to it offerings.

On May 30, 2006, the Company entered into an Asset Purchase Agreement with American Aloe Nurseries, a ‘dba’ of Phrixus Holdings, Inc. (“Phrixus”), a private corporation, to acquire  Aloe Vera plants (Fructus Industrialis), nursery inventory consisting of ‘Potted’ Aloe Vera Pup plants (in containers out of ground) and equipment used in the nursery/farm business. At December 31, 2006, the transaction had not closed.  The Company and Phrixus are working to resolve certain accounting issues before a closing can occur.  Alternatively, the transaction may be modified to achieve the Company’s business objectives.

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

The Company presently has five wholly owned subsidiaries: American Nursery Exchange, Inc., American Aloe Vera Growers, Inc., California Management Solutions, Inc., California Produce Exchange, Inc., and Imperial Ethanol, Inc.

American Aloe Vera Growers, Inc.

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

American Nursery Exchange, Inc.

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

California Management Solutions, Inc.

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

California Produce Exchange, Inc.

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

Imperial Ethanol, Inc.

US Farms established a wholly owned subsidiary dedicated to establishing a leading ethanol processing facility located in Imperial County, Ca. The wholly owned subsidiary has been named Imperial Ethanol, Inc. and has been registered fully with the State of California.

US Farms management has initiated the due diligence process on the Ethanol industry and has received favorable results from a feasibility study conducted on its proposed dry-mill fuel ethanol production facility in Southern California. The report was conducted by BBI International, a Salida, Colorado based independent Biofuels service firm. The study found that the proposed facility in the Imperial Valley located in Southern California combines the advantages of a large local ethanol market with an ethanol selling price above the national average with the opportunity to sell distillers grains into a local cattle feed market.

The company plans to initially construct a 50 million gallon per year (MGY) ethanol facility with capabilities of expanding to double the production or 100 million gallons a year and plans to utilize its resources and contacts in the agriculture sector to begin building its energy sector holdings.

Results of Operations

Twelve Months Ended December 31, 2006 compared to the Twelve Months Ended December 31, 2005.

During the fourth quarter of 2005, the Company eliminated all of its previous operations refocusing its efforts in the agricultural sector. From a financial statement perspective, all 2005 revenues and expenses are included in discontinued operations as disclosed in Note 8 of the financial statements.

Revenue

Revenue for the 12 months ended December 31, 2006 was $361,414, compared with no revenues during 2005.  These revenues were generated from the newly formed American Aloe Nurseries, Inc. and American Aloe Vera Growers, Inc. subsidiaries resulting from the Asset Purchase Agreement with American Aloe Nurseries, a ‘dba’ of Phrixus Holdings, Inc. (“Phrixus”) on May 30, 2006.

Gross Profit

Gross profit for the 12 months ended December 31, 2006 was $36,141, compared with $0 for 2005. This increase was due to the margins generated by from the newly formed American Aloe Nurseries, Inc. and American Aloe Vera Growers, Inc. subsidiaries.

Consulting Expenses

Consulting expenses for the 12 months ended December 31, 2006 was $3,385,856, compared with $0 for 2005.  The majority of these expenses consisted of non-recurring legal, accounting and business development costs associated with the change in business focus.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the 12 months ended December 31, 2006 were $1,098,136 for the 12 months ended December 31, 2006, compared to $0 for the 12 months ended December 31, 2005. We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

Loss from Discontinued Operations

The Loss from Discontinued Operations for the 12 months ended December 31, 2006 was $0 for the 12 months ended December 31, 2006, compared to $1,395,389 for the 12 months ended December 31, 2005. During the fourth quarter of 2005, the Company eliminated all of its previous operations refocusing its efforts in the agricultural sector.

Net Loss

During the 12 months ended December 31, 2006, the Company incurred a loss of $4,471,910, an increase of $3,076,521 from $1,395,389 in 2005.  During the 12 months ended December 31, 2006, we used net cash in operating activities of $600,103, $8,000 net cash was used by investing activities, and net cash provided by financing activities was $610,571.

Liquidity and Capital Resources

Cash Position For Fiscal Year Ended December 31, 2006 compared to December 31, 2005

As of December 31, 2006, the Company had negative working capital of $2,930,622. From inception through December 31, 2006, the Company had recorded an accumulated deficit of $17,441,594. As of December 31, 2005, the Company had negative working capital of $2,618,112. From inception through December 31, 2005, the Company had recorded an accumulated deficit of $12,969,684.

At December 31, 2006 and 2005, our auditors expressed a formal auditors’ opinion that our financial position raised “substantial doubt about our ability to continue as a going concern.” We incurred net losses of $4,471,910 and $1,395,389 for the fiscal years ended December 31, 2006 and 2005. We used cash in operations totaling ($600,103) and ($448,364) for the fiscal years ending December 31, 2006 and 2005, respectively.

During the twelve-month period ended December 31, 2006, operating expenses were $4,485,325 as compared to $1,265,829 for the same period in 2005.  The increase is primarily attributable to a $3,118,779 increase in consulting fees in 2006.  The Company anticipates due to the asset purchase with Phrixus Holdings, Inc. that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services.  The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.  Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $17,000,000 are tapering off.  The positive side of this net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure.  This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation.  SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements.  The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Recent Accounting Pronouncements

SFAS No. 123 -- In December 2004, FASB issued a revision to SFAS 123 “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The adoption of this revision did not have a material impact on the Company’s financial statements.

SFAS No. 153 -- In December 2004, FASB issued SFAS 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not have any impact on the Company’s financial statements.

SFAS No. 152 -- In December 2004, FASB issued SFAS 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial

Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company’s financial statements.

SFAS No. 151 -- In November 2004, the FASB issued SFAS 151 “Inventory Costs—an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company’s financial statements.

SFAS No. 150 -- In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.”  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been know as “mezzanine capital.”  It requires that those certain instruments be classified as liabilities in balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after M\ay 31, 2003.  The adoption of SFAS 150 did not have any impact on the Company’s financial statements.

SFAS No. 149 -- In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions.  The adoption of SFAS 149 did not have any effect on the Company’s financial statements.

SFAS No. 46 -- In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the Characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

FASB Interpretation No. 45 --  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107”.  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

During the year ended December 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses:  EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 –8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17,  “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”,  EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.  These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS.

See the financial statements annexed to this report.

ITEM 8.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.

CONTROLS AND PROCEDURES.

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

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

Name	Age	Position
Yan Skwara	42	President, Chief Financial Officer and Chairman of the Board of Directors
Donald Hejmanowski	47	Director(1)
Darin Pines	39	Director(2)

(1) Appointed April 5, 2006

(2) Appointed May 5, 2006

The business experience of the persons listed above is as follows:

Yan K. Skwara has been employed with the company since its inception as the founder of US Farms, Inc. Mr. Skwara is currently employed full-time with the Company and serves as Chief Executive Officer, President and Chairman of the Board of Directors and brings his 18 years experience in investment banking arena to the company. Mr. Skwara maintains a significant background in the Investment Banking and Corporate Communications arena.

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

Darin Pines has served as vice president of operations for American Aloe Nurseries since August 2002. Mr. Pines has over 14 years combined experience in farm and nursery operations.  Mr. Pines began his career in 1992 with his family’s Nursery business. In 1992 he joined the Carlsbad Floral Exchange Inc. where he was responsible for managing their various nursery facilities, as well as managing business development activities including responsibility for customer development and retention. At American Aloe Nurseries, Mr. Pines is responsible for all day-to-day operations, including nursery and farming operations and business and channel development activities. Since joining American Aloe Nurseries, Mr. Pines has been instrumental in the acquisition of both the farm and nursery properties, the strategic restoration of the nursery, development and planting of the Imperial Valley farm, and establishing the Company’s proprietary farming techniques which have provided superior quality and yield.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish US Farms, Inc. with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2005, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, US Farms, Inc. believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the year ended December 31, 2006.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our officers and persons performing similar functions. The Company’s Code of Ethics was filed as an exhibit to our 2004 annual report.

Audit Committee

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

ITEM 10.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by the named executive officers for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 for services rendered in all capacities to US Farms, Inc.:

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Yan K. Skwara, President and Chief Financial Officer	2004	$130,000	--	--	500,000 (1)	--	--	--
	2005	$133,000	--	--	200,000 (1)	--	--	--
	2006	$153,000	--	--	2,000,000	--	--	--

Gordon F. Lee, Former Chief Executive Officer	2005	$184,000	--	--	--	--	--	--

(1)               Post reverse split

Employment Agreements

On March 22, 2006, we entered into an Employment Agreement with Yan K. Skwara, Chief Executive Officer and President.  Pursuant to the Employment Agreement, Mr. Skwara will serve as President and Chief Financial Officer for an employment term through March 22, 2009. Mr. Skwara is entitled to an annual base salary of $153,000 and an initial bonus of 2,000,000 (two million) restricted shares of the Company’s common stock.  The employment agreement also grants Mr. Skwara an incentive in the form of non-qualified stock options to purchase common stock of the Company based on consolidated revenues generated by the Company. Mr. Skwara is also Chairman of the Board of Directors of the Company.

On October 5, 2004, we entered into an Employment Agreement with Gordon F. Lee, our then Chief Executive Officer, whereby we will compensate Mr. Lee with $360,000 per annum, payable in cash or common stock and a signing bonus of 10,000,000 shares of common stock from our stock plan. This agreement was terminated in October 2005.

On April 5, 2006, the Company entered into an agreement with Donald Hejmanowski, whereby Mr. Hejmanowski would serve on the Company’s Board of Directors for a twelve-month term, subject to renewal upon agreement of the parties. During the term of this agreement, the Company will compensate Mr. Hejmanowski with 250,000 restricted common shares of the Company’s common stock. Mr. Hejmanowski will also be reimbursed for pre-approved expenses incurred on behalf of the Company including, but not limited to, travel expenses incurred to attend Board meetings.

On May 4, 2006, the Company entered into an agreement with Darin Pines, whereby Mr. Pines would serve on the Company’s Board of Directors for a twelve-month term, subject to renewal upon agreement of parties.  During the term of this agreement, the Company will compensate Mr. Pines with 250,000 shares of restricted common shares of the Company’s common stock. Mr. Pines will also be reimbursed for pre-approved expenses incurred on behalf of the Company including, but not limited to travel expenses incurred to attend Board meetings.

Confidentiality Agreements

None.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

The following table sets forth, as of March 27, 2007, the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares. The address of all individuals for whom an address is not otherwise indicated is c/o 1635 Rosecrans Street, Suite D, San Diego, CA 92106.

Name and Address	Number of Shares Beneficially Owned	Class	Percentage of Class
Yan K. Skwara Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	3,260,972	Common	13%
Donald Hejmanowski Director	525,000	Common	2%
Darin Pines Director	400,000	Common	2%
All directors and executive officers (3 persons)	4,185,972	Common	17%

The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 24,466,994 shares of common stock outstanding as of March 28, 2007.

Item 12.

Certain Relationships and Related Transactions.

The Company’s officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

Item 13.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by Reference to Form 10-KSB filed May 27, 2003
3.2	By-Laws and Amended By-Laws	Incorporated by Reference to Form 10-KSB filed May 27, 2003

3.3	Articles of Incorporation of SDSDC	Incorporated by Reference Form 10-SB filed October 29, 1999
3.4	Bylaws of SDSDC	Incorporated by Reference to Form 10-SB filed October 29, 1999
3.5	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 13, 2004
3.6	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 15, 2005
4.1	Certificate of Designations for Series A Preferred Stock	Incorporated by Reference to Form 10-QSB filed November 19, 2003
4.2	Certificate of Designations for Series B Preferred Stock, as amended	Incorporated by Reference to Form 10-KSB filed April 13, 2004
4.3	Form of Common Stock Certificate	Incorporated by Reference to Form 10-SB/A filed October 22, 1999
10.1	2004 Non-Qualified Stock & Stock Option Plan	Incorporated by Reference to Form S-8 filed December 12, 2004 (File No. 333-120073)
10.2	Employment Agreement with Gordon F. Lee	Incorporated by Reference to Form S-8 filed December 12, 2004 (File No. 333-120073)
10.3	Employment Agreement with Yan Skwara	Incorporated by Reference to Form S-8 filed December 12, 2004 (File No. 333-120073)
10.4	Purchase and Sale Agreement with TSV Media	Incorporated by Reference to Form 8-K filed January 28, 2005
10.5	Joint Venture Agreement with American IDC	Incorporated by Reference to Form 10-KSB filed April 15, 2005
10.6	2005 Non-Qualified Stock & Stock Option Plan	Incorporated by Reference to Form S-8 filed March 25, 2005
10.7	Licensing Agreement with Paris Saint Germain (PSG) of France	Incorporated by reference to Form 10-QSB date September 23, 2005 and incorporated herewith
10.8	Agreement and Plan of Reorganization and Corporation Separation between the Company and Pan American Relations	Filed as an exhibit to the Form 8-K date June 6, 2005 and incorporated herewith
10.9	Employment Agreement with Yan Skwara	Incorporated by Reference to Form 8-K filed March 31, 2006
10.10	Director Agreement with Donald Hejmanowski	Incorporated by Reference to Form 8-K filed April 11, 2006
10.11	Director Agreement with Darin Pines	Incorporated by Reference to Form 8-K filed May 5, 2006
14	Code of Ethics	Incorporated by reference to Form 10-KSB filed April 15, 2005
21.1	Subsidiaries of the Issuer	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-QSBs for fiscal 2006 and 2005 were approximately $15,000 and  $14,398, respectively.

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

Dated: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yan K. Skwara
Yan K. Skwara	Chairman of the Board of Directors	April 2, 2007

/s/ Donald Hejmanowski
Donald Hejmanowski	Director	April 2, 2007

/s/ Darin Pines
Darin Pines	Director	April 2, 2007

Exhibit 21.1

Subsidiaries of the Issuer

American Nursery Exchange, Inc., a California corporation

American Aloe Vera Growers, Inc., a California corporation

California Management Solutions, Inc., a California corporation

California Produce Exchange, Inc., a California corporation

Imperial Ethanol, Inc., a California corporation

EXHIBIT 31.1

US Farms, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Yan Skwara, President (Principal Executive Officer) certify that:

(1)   I have reviewed this annual report on Form 10-KSB of US Farms, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 2, 2007

/s/ Yan Skwara

Yan Skwara

President (Principal Executive Officer)

EXHIBIT 31.2

US Farms, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Yan Skwara, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of US Farms, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 2, 2007

/s/Yan Skwara

Yan Skwara

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan Skwara, President (Principal Executive Officer) of US Farms, Inc.(the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 2, 2007	/s/ Yan Skwara Yan Skwara President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan Skwara, Chief Financial Officer of US Farms, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 2, 2007	/s/ Yan Skwara Yan Skwara Chief Financial Officer

US FARMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

US Farms Inc. and Subsidiaries

We have audited the accompanying Balance Sheets of US Farms Inc. and Subsidiaries, as of December 31, 2006 and 2005, and the related statements of operations, Stockholders Equity (deficit), and Cash Flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Farms Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material losses, has a negative current ratio, and Stockholders Equity. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount ands classification of liabilities that may result should the Company be unable to continue as a going concern.

Gruber & Company LLC

Gruber & Company LLC

Lake St. Louis Missouri-March 30, 2007

US FARMS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$2,468	$-
Accounts Receivable	73,358	-
Securities available for sale	6,000	10,000
Total Current Assets	81,826	10,000
Fixed Assets-net	6,667	-
Other Assets	750	750

TOTAL ASSETS	89,243	10,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank Overdraft	$-	$133
Accounts Payable	774,941	507,191
Accrued Expenses	572,407	514,409
Accrued Interest Payable	567,719	361,498
Convertible Bond	500,000	500,000
Convertible Promissory Notes	367,779	491,879
Notes Payable	229,602	253,002

Total Current Liabilities	3,012,448	2,628,112

Total Liabilities	3,012,448	2,628,112

STOCKHOLDERS' DEFICIT
Series B Preferred Stock: 1,000,000 shares authorized at $0.001 par value 88,500 issued
and outstanding	89	89
Common Stock, 150,000,000 shares par value $0.001 17,685,613 and 3,621,152	17,686	3,621
Additional Paid in Capital	14,514,894	10,358,892
Other Comprehensive Loss	(14,000)	(10,000)
Treasury Stock, at cost	(280)	(280)
Accumulated Deficit	(17,441,594)	(12,969,684)

Total Stockholders' Deficit	(2,923,205)	(2,617,362)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,243	$10,750

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.
Statements of Operations

	For the year ended December 31,
	2006	2005

Sales	$ 361,414	$ -

Cost of Sales	325,273	-

Gross Profit	36,141
		-
EXPENSES		-
Consulting	3,385,856	-
General and administrative	1,098,136	-
Depreciation and amortization	1,333	-

Total Expenses	4,485,325	-

Loss From Operations	(4,449,184)
		-
OTHER INCOME (EXPENSE)		-
Gain on Settlement of Debt	98,256	-
Loss on extinguishment of debt
Interest expense	(120,982)	-
		-
Total Other Income (Expense)	(22,726)	-
Loss from continuing operations	(4,471,910)	-
DISCONTINUED OPERATIONS (NOTE 8)
Loss from discontinued operations	-	(1,395,389)
Net loss	(4,471,910)	(1,395,389)
Loss per share from continuing operations	$ (.33)	$ (0.58)
Loss per share from discontinued operations
Total loss per share	$ -	$ -
Weighted average number of shares outstanding	13,567,807	2,410,380

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC. Consolidated Statements of Stockholders’ Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Payable	Stock	Deficit

Balance, December 31, 2004	88,500	$ 89	1,539,837	$ 1,540	$ 8,986,268	$ 3,000	$ (280)	$ (11,574,295)

Common stock issued for cash	-	-	188,572	188	48,712	-	-	-

Common stock issued for subscription payable	-	-	3,000	3	2,997	(3,000)	-	-

Common stock issued in conversion of promissory notes	-	-	287,506	288	255,712	-	-	-

Common stock issued for services rendered and accrued salary	-	-	1,582,237	1,582	1,017,723	-	-	-

Common stock issued in stock swap	-	-	20,000	20	19,980	-	-	-

Spinoff of subsidiary	-	-	-	-	27,500	-	-	-

Net loss for the year ended December 31, 2005								(1,395,389)
Balance, December 31, 2005	88,500	$ 89	3,621,152	$ 3,621	$ 10,358,892	$ -	$ (280)	$ (12,969,684)

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC. Consolidated Statements of Stockholders’ Equity (Deficit)(continued)
					Additional
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Payable	Stock	Deficit

Balance, December 31, 2005	88,500	$ 89	3,621,152	$ 3,621	$ 10,358,892	$ -	$ (280)	$ (12,969,684)

Common stock issued for cash	-	-	3,423,052	3,423	699,021	-	-	-

Common stock issued for services	-	-	9,871,581	9,872	3,297,568	-	-	-

Common stock issued in conversion of promissory notes	-	-	769,828	770	159,413	-	-	-

Net loss for the year ended December 31, 2006								(4,471,910)
Balance, December 31, 2006	88,500	$ 89	17,685,613	$ 17,686	$ 14,514,894	$ -	$ (280)	$ (17,441,594)

US FARMS, INC.
Statements of Cash Flows

	For the year Ended December 31,	For the year ended December 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,471,910)	$ (1,395,389)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,333	9,080
Impairment expense	-	113,642
Stock issued for services	3,307,740	759,973
Net (Gain) loss on settlement of debt	98,256	(9,500)
Decrease (Increase) in accounts receivable/other assets	(67,358)	(98,150)
Increase (decrease) in accrued expenses	57,998	(1,911)
Increase in accounts payable	267,617	95,872
Increase in interest payable	206,221	78,019

Net Cash Used by Operating Activities	(600,103)	(448,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(8,000)	-

Net Cash Used by Investing Activities	(8,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	-	53
Stock issued for Debt Reduction	160,182	-
Increase in notes payable	-	407,400
Decrease in stock subscription payable	-	(3,000)
Reduction on Debt	(252,055)	(8,000)
Common stock issued for cash	702,444	51,900

Net Cash Provided by Financing Activities	610,571	448,353

NET INCREASE (DECREASE) IN CASH	2,468	(11)

CASH AT BEGINNING OF PERIOD	-	11

CASH AT END OF PERIOD	$ 2,468	$ -

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.
Statements of Cash Flows (Continued)

For the
Year Ended
December 31,
	2006	2005

SUPPLEMENT CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$ 60,182	$ 256,000
Common stock issued for settlement of accrued salary	$ -	$ 259,332
Common stock issued for services	$ 3,307,740	$ 759,973
Stock issued for securities available for sale	$ -	$ 20,000

The accompanying notes are an integral part of these consolidated financial statements.

 US FARMS, INC.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

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

On July 17, 2006, the Company formed five wholly owned subsidiaries: American Nursery Exchange, Inc., American Aloe Vera Growers, Inc., California Management Solutions, Inc., California Produce Exchange, Inc., and Imperial Ethanol, Inc. These subsidiaries grow and sell the various farm products the Company is now producing.

b. Going Concern

The Company has been unable to generate sufficient operating revenues and has incurred material losses of over 17,000,000.

The Company has implemented a new business plan to operate as a provider of naturally grown farm products and vegetables. However, the Company is dependent upon future sales and sale of securities to provide sufficient working capital. There is no assurance that the Company will be able to obtain funding through the sale of additional securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

c. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries who commenced operations July 15, 2006. All significant inter company accounts and transactions have been eliminated.

d.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

e.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Year Ended

	December 31,
	2006	2005
Loss (numerator)	$ (4,471,910)	$ (1,395,389)
Shares (denominator)	13,567,807	2,410,380

Per share amount	$ (.33)	$ (0.58)

f.

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

g.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets
NOL Carryover	$ 6,700,000	$ 2,285,500
Depreciation	-	(5,300)
Accrued expenses	-	175,800

Deferred tax liabilities	-	-

Valuation allowance	(6,700,000)	(2,456,000)

Net deferred tax asset	$ -	$ -

g. Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005
Book income	$ (1,833,300)	$ (544,200)
Penalties & Interest	-	-
Accrued Expenses	-	(81,970)
Depreciation	-	(1,990)
Other	-	350
Stock for Services/Options Expense	-	340,710
Valuation allowance	-	287,100
	$ (1,833,300)	$ (544,200)

At December 31, 2006, the Company had net operating loss carry forwards of approximately $17,000,000, which may be offset against future taxable income from the year 2006 through 2020.  No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

h.

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

i.

Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred.  Advertising and promotion expense for the years ended December 31, 2006 and 2005 totaled $25,114 and $33,386 respectively.

j. Revenue Recognition

Prior to the discontinuation of operations on December 31, 2005 (See Note 8), the Company's revenue was created primarily from consulting services. Currently revenue is recognized upon shipment to the customer of farm products.

k.

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

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

December 31, 2006

Vehicles	8,000

Accumulated depreciation	1,333

Net property and equipment	6,667

During the years ended December 31, 2006 and 2005, the Company recorded depreciation expense of $1,333 and $322 respectively.

NOTE 3 -

RELATED PARTY TRANSACTIONS

a.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

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

On October 27, 2005, the Board of Directors appointed Yan Skwara as  President.

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

NOTE 4 -

NOTES PAYABLE

Notes payable consist of the following:

December 31,
2006

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.	$32,000

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on July 30, 2004, unsecured.	29,302

Note payable to an unaffiliated company, interest at 17% per annum, principal and interest due on demand, unsecured.	10,500

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due on demand, unsecured.	157,800

Total Notes Payable	229,602

Less: Current Portion	229,602

Long-Term Notes Payable	$-

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2006	229,602

NOTE 5 -

CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

December 31, 2006

Notes payable to various unrelated parties, bearing	$25,000
interest at 20% per annum, principal and interest due
September 30, 2001, convertible into common stock
at $1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	19,500
interest at 10% per annum, principal and interest due
on July 31, 2001, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	8,900
interest at 8% per annum, principal and interest due
on July 1, 2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	87,600
interest at 8% per annum, principal and interest due
on December 31, 1999, convertible into common stock
at $1.00 per share at the option of the holder, currently in default

Notes payable to various unrelated parties, bearing	3,000
interest at 8% per annum, principal and interest due
on 12/31/2000, convertible into common stock at
$1.00 per share at the option of the holder, currently in default

Note payable to an individual, interest at 10% per annum, principal and interest due on July 30, 2004, unsecured	5,000

Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on various dates (all six month terms), convertible into common stock at 50% of market price on date of conversion, at the option of the holder, currently in default.	218,779
Total convertible promissory notes	367,779

Less: Current Portion	367,779
Long-term Convertible Promissory Notes	$-

NOTE 6 – ACCRUED EXPENSES

As of December 31, 2006, accrued expenses consisted of the following:

Accrued payroll	$72,506
Accrued payroll tax	277,945
Accrued penalties and interest	158,199
Other accrued expenses	63,757
572,407

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

During the year ended December 31, 2006, the Company issued 3,423,052 restricted shares for cash, 769,828 shares for debt, and 9,871,581 for services and asset acquisition.

b.

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 1,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.  In addition, the holders of the Series B preferred stock are entitled to receive non-cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum. As of December 31, 2006, the Company had 88,500 shares of Series B issued and outstanding.

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

NOTE 9 -

COMMITMENTS AND CONTINGENCIES

During 2006, the Company entered into an office lease in San Diego, California, which is renewable on a “month to month” basis.  The Company has no long-term obligation relating to its office lease.

In December 2004, collection attorneys for a former law firm of the Company contacted the Company regarding an unpaid balance of $22,774 for legal services. The Company has worked out a payment plan of $250 per month. As of December 31, 2006 the amount owed is $4,665.

The Company has a judgment from one of its note holders in the amount of $6,000.  The outcome of this suit cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

The Company also has a judgment filed against it by AAone Litho in San Diego Superior Court for services rendered in the amount of $15,522.80, including interest and related costs at December 31, 2006. The outcome of this judgment cannot presently be determined; however, a negative outcome is not considered likely to impact the operations of the Company owing to the small amount.

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

In July 2006 the Company entered into several leases for farm property. Terms indicate a twelve month term at $10,825 per month.

The Company also entered into an agreement with a third party to grow asparagus for a monthly amount of $500 plus all direct expenses. The company derives revenue upon the harvest of this crop.

NOTE 10-

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

The Company is now focusing on growing Aloe Barbadensis Miller, which is the only recognized “medicine plant”. Because of the Company believes hearty Aloe Vera plants and leaves are in high demand. Baby Aloe Vera plants are potted in 3, 4 and 6 inch houseplants. Premium hand selected leaf is used exclusively for produce. Quality leaf will be used for Aloe Vera Juice and Aloe Vera Gel. Standard leaf will be used for cosmetics and over the counter medicines.

The company believes it has opportunities to create a leading position with Aloe Vera in the ~~u~~ U nited States. This is due to the unmatched quality of aloe product in southern California, and geographic position of available farms and nurseries in the area and the high level experience of the Company’s management and consulting team. Aloe is grown in three areas including southern California, south Texas and parts of Florida.

On May 30, 2006 the company entered into an Asset purchase agreement with a private   corporation to acquire plants, inventory and equipment for a convertible note of 4.5 million, payable with stock of 3.5 million and cash over time of 1 million. As of the audit date, this transaction has not closed.

NOTE 11 – CONVERTIBLE BONDS

At December 31, 2006 the company had $500,000 of unsecured convertible bonds outstanding. The bonds are accruing interest at 5% per year and are convertible into shares of the Company’s common stock at the option of the bondholder at any time before maturity. The bonds matured on September 30, 2005 and are subject to renewal for periods of twelve months at the option of the bondholder, as of December 31, 2006 the Company has not renewed these bonds.