Form 10QSB
period 2007-03-31
US FARMS, INC.
filed 2007-05-15
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

US FARMS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1635 Rosecrans Street, Suite C

San Diego, CA

(Address of principal executive offices)

(858) 488-7775

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court, 11th Floor

Newport Beach, CA  92660

(949) 798-5541

Fax (949) 258-5112

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 7, 2007, was 30,766,956 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

US FARMS, INC.
 Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$251,625	$2,468
Accounts Receivable	521,626	73,358
Inventory	557,421	-
Securities available for sale and other	34,355	6,000
Total Current Assets	1,365,027	81,826
Fixed Assets	131,621	6,667
Other Assets	157,235	750
TOTAL ASSETS	1,653,883	89,243

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$549,491	$774,941
Accrued Expenses	516,273	572,407
Accrued Interest Payable	569,852	567,719
Convertible Bond	500,000	500,000
Convertible Promissory Notes	422,029	367,779
Notes Payable	185,718	229,602

Total Current Liabilities	2,743,363	3,012,448
Notes Payable	193,884	-
Total Liabilities	2,937,247	3,012,448

STOCKHOLDERS' DEFICIT
Series B Preferred Stock: 1,000,000 shares authorized at $0.001 par value 88,500 issued
and outstanding, respectively	89	89
Common Stock, 150,000,000 shares par value $0.001 24,823,610 and 17,685,613 issued and outstanding, respectively	24,824	17,686
Additional Paid in Capital	16,697,602	14,514,894
Other Comprehensive Loss	(14,000)	(14,000)
Treasury Stock, at cost	(280)	(280)
Accumulated Deficit	(17,991,599)	(17,441,594)

Total Stockholders' Deficit	(1,283,364)	(2,923,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,653,883	$89,243

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,

	2007	2006

REVENUES
Sales	$ 1,673,949	$ -
Cost of Sales	1,141,386	-

Gross Profit	532,563	-

EXPENSES
Consulting	707,805	996,475
General and administrative	347,860	44,985
Depreciation and amortization	2,985	333

Total Expenses	1,058,650	1,041,793

Loss From Operations	(526,087)	(1,041,793)

OTHER INCOME (EXPENSE)

Interest expense	23,918	34,707

Total Other Income (Expense)	(23,918)	(34,707)
	-	-

NET LOSS	$ (550,005)	$ (1,076,500)

Total loss per share	$ (0.02)	$ (0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,254,612	5,120,729

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (550,005)	$ (1,076,500)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	334	333
Stock issued for services	871,346	938,251
(Increase) in Accounts Receivable	(448,268)	-
(Increase) in Inventory	(557,421)	-
Increase (decrease) in accounts payable	(225,450)	(20,301)
Increase in interest payable	160,332	22,565
Increase (decrease) in accrued expenses	(214,333)	42,732
(Increase) in other assets	(184,840)	-
Net Cash Used by Operating Activities	(1,148,305)	(92,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Operating Activities-Fixed Assets	(125,288)	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	-	(133)
Promissory notes proceeds	54,250	-
Increase in notes payable	150,000	2,000
Increase in stock subscription payable	-	10,000
Common stock issued for cash	1,318,500	88,000
Cash received on notes payable - related party	-	3,100

Net Cash Provided by Financing Activities	1,522,750	102,967

NET INCREASE (DECREASE) IN CASH	249,157	2,047

CASH AT BEGINNING OF PERIOD	2,468	-

CASH AT END OF PERIOD	$ 251,625	$ 2,047

US FARMS, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

For the Three
Months Ended
March 31,
	2007	2006

SUPPLEMENT CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of promissory notes	$ 28,058	$ -

Common stock issued for services	$ 871,346	$ 946,250
Stock subscription payable	$ -	$ 10,000
Stock issued for securities available for sale	$ -	$ 7,000

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND MARCH 31, 2006

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

On July 17, 2006 the Company formed five wholly owned subsidiaries: American Nursery Exchange, Inc.; California Management Solutions, Inc.; California Produce Exchange, Inc.; American Aloe Vera Growers, Inc.; and Imperial Ethanol, Inc. These subsidiaries grow and sell the various farm products the Company is now producing.

b. Accounts Receivable

The Company reviews its accounts receivable periodically in terms of allowance for doubtful accounts. At March 31, 2007 no allowance has been established.

c. Inventory

The Company values its inventory under the average method costing under the lower of cost or market method. Inventory consisted of finished goods and raw materials.

d.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Three month period ended:

March 31, 2007
Loss (numerator)	$ 550,005
Shares (denominator)	24,654,612

Per share amount	$ (0.02)

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

g.

Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred.  Advertising and promotion expense for the three month period ended March 31, 2007 was $47,102.

h.

Revenue Recognition

 The Company recognized revenue upon shipment of its farms products to its customers.

i.

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

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

March 31, 2007
Vehicle	$ 8,000
Buildings and Equipment	125,288
Accumulated depreciation	1,667

Net property and equipment	$131,621

During the quarter ended March 31, 2007, the Company recorded depreciation expense of $334.

NOTE 3 -

Other Assets

Included in other assets is $158,485 net of amortization of 2,652, of capitalized aloe crop costs. We capitalize crop costs prior to the aloe crop become productive. These costs consist primarily of the costs of the crops and expenditures related to labor and materials to prepare the land. Amortization of such costs is done over the straight line basis estimated over 5 years.

NOTE 4 -

NOTES PAYABLE

Notes payable consist of the following:

March 31,
2007

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due December 31, 2000, unsecured.	$32,000

Note payable to an unaffiliated company, interest at 11% per annum, principal and interest due on July 30, 2004, unsecured.	29,302

Note payable to a unaffiliated company 8% interest per annum, due in monthly installments	250,000

Note payable to an unaffiliated company, interest at 17% per annum, principal and interest due on demand, unsecured.	10,500

Note payable to an unaffiliated company, interest at 10% per annum, principal and interest due on demand, unsecured.	57,800

Total Notes Payable	379,602

Less: Current Portion	185,718
Long-term Notes Payable	$193,884

NOTE 5 -

CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

March 31, 2007

Notes payable to various unrelated parties, bearing
interest at 20% per annum, principal and interest due
September 30, 2001, convertible into common stock
currently in default	25,000

Notes payable to various unrelated parties, bearing	19,500
interest at 10% per annum, principal and interest due
on July 31, 2001, convertible into common stock,
currently in default

Notes payable to various unrelated parties, bearing
interest at 8% per annum, principal and interest due
on July 1, 2000, convertible into common stock at
$1.00 per share at the option of the holder
currently in default	8,900

Notes payable to various unrelated parties, bearing
interest at 8% per annum, principal and interest due
on December 31, 1999, convertible into common stock
currently in default	87,600

Notes payable to various unrelated parties, bearing	3,000
interest at 8% per annum, principal and interest due
on 12/31/2000, convertible into common stock
currently in default

Note payable to an individual, interest at 10% per annum, principal and interest due on July 30, 2004, unsecured	5,000
Convertible note due within one year	54,250
Notes payable to various unrelated parties, bearing interest at 10% per annum, principal and interest due on various dates (all six month terms), convertible into common stock at 50% of market price on date of conversion, at the option of the holder, currently in default.	218,779
Total Convertible Promissory Notes	422,029
Less Current portion	422,029
Long-term Convertible Promissory Notes	-

NOTE 6 – ACCRUED EXPENSES

As of March 31, 2007, accrued expenses consisted of the following:

Accrued payroll	$36,755
Accrued payroll tax	257,560
Accrued penalties and interest	158,199
Other accrued expenses	63,759
516,274

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT)

a.

Common Stock

During the three months ended March 31, 2007, the Company issued 5,004,000 shares of restricted common stock for cash at $0.25 per share, 250,000 shares of restricted common stock for cash at $0.27 per share, 1,750,200 shares of restricted common stock as consideration for $871,346 in services rendered, and 133,797 shares of restricted common stock for debt reduction of $28,058.

b.

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 50,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.  In addition, the holders of the Series B preferred stock are entitled to receive non-cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum. As of March 31, 2007, the Company had 88,500 shares of Series B issued and outstanding.

NOTE 8  -      Segment Information

The Company adopted SFAS No.131 “Disclosures About Segments of an Enterprise and Related Information” in respect of its operating segments. The Company’s reportable segments, their subsidiaries, are managed separately because each segment requires different technology and marketing strategies.  The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The corporate assets consist of cash, accounts receivable, inventory other assets and fixed assets. In determining operating income and loss by reportable segment, general corporate expenses and other income and expense items of a non reporting nature are not considered, as such items are not allocated to the Company’s segments. Segment information at March 31, 2007 is as follows

	For the Three Months Ended
	March 31, 2007
	AAVG	ANE	CPE	IE

Total Revenues	135,832	71,347	1,466,771	0
Total Cost of sales	81,736	28,516	1,031,134	0
Gross Profit	54,096	42,831	435,637	0
Expenses	37,044	38,684	117,491	26,045
OPERATING INCOME (LOSS)	$ 17,052	$ 4,147	$ 318,146	$ (26,045)

The segments have $105,174 in cash, $521,626 in receivables, $557,421 in inventory, other current assets of 23,155, fixed assets of 125,288, and capitalized crop costs of $156,485. Accounts payable equaled 319,883 and a note payable for 250,000.

NOTE 9 -

GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of $17,991,599 at March 31, 2007 and has incurred a significant loss from operations for the period then ended.  In addition, the Company was in default on certain of its promissory notes on March 31, 2007.  The Company’s shareholders’ deficit was $1,283,364 and its current liabilities exceeded its current assets by $1,378,336.

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

NOTE 10 -      COMMITMENTS AND CONTINGENCIES

During 2007, the Company entered into a three year office lease agreement in San Diego, California, at a  rate of $1,550.00 per month.

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

NOTE 11 - CONVERTIBLE BONDS

The Company has 500,000 of unsecured convertible bonds outstanding. The bonds are accruing interest at 5% per year and are convertible into shares of the Company’s stock at the option of the bondholder at any time before maturity.  The bonds matured on September 30, 2005 and are subject to renewal for periods of twelve months at the option of the bondholder. As of March 31, 2007, the company has not renewed these bonds.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

our ability to successfully compete in the agricultural products industry;

•

actions and initiatives taken by both current and potential competitors;

•

inability to raise additional financing for working capital;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

inability to efficiently manage our operations;

•

inability to achieve future operating results;

•

the unavailability of funds for capital expenditures;

•

our ability to recruit and hire key employees; and

•

the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

US Farms, Inc. (USFI) is a diversified agricultural company. The company grows, markets and distributes agricultural products through a number of wholly-owned subsidiaries. The agricultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce segments. In addition, the company is currently in the due diligence/developmental stages of building a state-of-the-art ethanol processing facility in Southern California.

US Farms believes the following competitive strengths should enable the company to adjust to challenges in its business and to capitalize on future growth opportunities:

•

High Quality Products and Value-Added Services. USFI believes it delivers value to its customers by providing high-quality products and value-added services.

•

Growing Market Positions. USFI believes that it will continue to grow share in the market positions of its business segments.

•

Competitive Supply. USFI believes that it is able to produce and/or source its agricultural products and deliver them to customers at competitive costs.

•

Strategic Focus. USFI believes that strategic acquisitions will add significant growth potential and value creation.

Segment Information

Beginning in 2007, the company introduced its reportable business segments to better align with; the company’s operations, other food and agricultural companies, and internal management reporting procedures and practices. The company now reports four reportable business segments: American Aloe Vera Growers, American Nursery Exchange, California Produce Exchange and Imperial Ethanol.

American Aloe Vera Growers (AAVG) farms and sells domestically grown aloe vera potted plants, aloe vera boxed produce and bulk aloe vera leaves to brokers, re-wholesalers and directly to retailers. American Nursery Exchange (ANE) grows and sells palms, jade, cycads and other potted plants to grocery stores, garden centers, landscapers, home improvement centers and via internet/mail order. California Produce Exchange (CPE) distributes a variety of bulk vegetables and fruits to brokers, distributors, food converters and grocery stores. Imperial Ethanol (IE) is in the due diligence/developmental process of establishing a corn-based dry-mill fuel ethanol production facility in Southern California.

In addition, to provide more transparency to the operating results of each segment and to align with practices of other food and agriculture companies, the company will not allocate certain corporate expenses to the reportable segments. These expenses are included in “Corporate”. Prior period figures have been reclassified to reflect these changes. The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Overview of Operating Results

The company’s first quarter 2007 operating results are not comparable to the prior year as the company refocused its business activities in the agricultural sector during the second quarter of 2006 and the company now accounts for its activities in new business segments.  Therefore, the previous year data will be addressed in the Corporate and Other income/expenses categories only.

The first quarter of 2007 was dominated, from a sales and operating income basis, by the impact of the California winter asparagus sales in the California Produce Exchange segment.  However, the quarter also included: the purchase of an independent nursery’s assets and concurrent start-up of the California Produce Exchange segment; the full operation of the 70 acre aloe crop in the American Aloe Vera Growers segment; and the completion of a favorable feasibility study in the Imperial Ethanol segment. All dollar figures disclosed are in thousands (000’s).

Consolidated Net Sales for the first quarter of 2007 were $1,673.9 which compares with $0 net sales for the same period last year.  The majority, $1,466.8, of sales were provided by the California Produce Exchange segment relating to California winter asparagus sales.

Consolidated Gross Margin for the first quarter of 2007 was $532.6 or 31.8% of net sales. This compares to $0 gross margin for the same period last year. The majority, $435.6, was provided by the California Produce Exchange segment relating to California winter asparagus.

Consolidated Operating Loss for the first quarter of 2007 was $526.1 or 31.4% of net sales.  This compares with a operating loss of $1,041.8 for the same period last year.  The majority of this operating loss was due to corporate expenses discussed below.

Interest Expense for the first quarter of 2007 was $23.9 compared to $34.7 for the same period last year.

Net Loss for the first quarter of 2007 was $550.0 compared to $1,076.5 for the same period last year.

Interim results for the company remain subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. Many of the challenges which affect the company are discussed below.

American Aloe Vera Growers Segment

Net sales for the first quarter of 2007 were $135.8 making up 8.1% of consolidated revenues.  The gross margin was $54.1 or 39.8% of segment sales which is in line with managements’ estimates. Operating income was $17.1 or 12.6% of segment sales, which is in line considering mix, volume and margin.  Management believes this segment to be cyclical with the second and third quarters providing the bulk of revenues and operating profits.

This segment currently operates a 70 acre farm in Imperial County, California where produce and bulk product are packaged then shipped.  Aloe pups are picked then shipped to the company’s 100,000 square foot greenhouse facility in San Diego, County where they are potted, grown to various sizes and staged for delivery.

The competition for our aloe leaf is primarily from Mexican growers. Competition for our potted aloe plants is from very small regional growers. Management believes it has significant competitive advantages in this segment due to climate, an irrigated crop which provides superior product, and logistics as the aloe is grown in California.

American Nursery Exchange Segment

Net sales for the first quarter of 2007 were $71.3 making up 4.3% of consolidated revenues.  The gross margin was $42.8 or 60.0% of segment sales which is in line with managements’ estimates. Operating income was $4.1 or 5.8% of segment sales which was negatively impacted by the start-up of this segment.  Management believes this segment to be cyclical with the second and third quarters providing the bulk of revenues and operating profits.

In March 2007, the company acquired the existing plant inventory and other specific assets of Palm Mountain Nursery located in San Diego County, California. The company leases a 14 acre property in San Diego County, California where the palms, jade, cycads and other potted plants are grown and shipped.

The competition for our nursery products is significant; however, management believes that its focus on high end palms and cycads for landscape/interscape and jade plants will provide competitive advantages.

California Produce Exchange Segment

Net sales for the first quarter of 2007 were $1,466.8 making up 87.6% of consolidated revenues.  The gross margin was $435.6 or 29.7% of segment sales which is better than managements’ estimates due to better than anticipated asparagus selling prices early in the quarter. Operating income was $318.1 or 21.7% of segment sales, which was positively impacted by better than anticipated margin. Management believes this segment not to be as cyclical in nature but more dependent on product mix, supply and market pricing conditions as variables to sales volumes and operating profits.

100% of this quarter’s sales were for asparagus which was grown on approximately 210 acres in Imperial Valley, California under an agreement with Phrixus Holdings, Inc.  The asparagus sales were transacted though an exclusive sales agreement with Five Crowns Marketing, Inc.

The competition for our produce products is intense and local, regional and international in scope. However, management believes that its experienced sales staff, customer service levels and geographic location will provide competitive advantages.

Imperial Ethanol Segment

Net sales and gross margin for the first quarter of 2007 were $0.0 with an operating loss of $26.0.  Expenses related to consulting fees for the preparation of a feasibility study discussed below.

Imperial Ethanol has initiated the due diligence process on the Ethanol industry and has received favorable results from a feasibility study conducted on its proposed dry-mill corn-based fuel ethanol production facility in Southern California. The report was conducted by BBI International, a Salida, Colorado based independent Biofuels service firm. The study found that the proposed facility in the Imperial Valley located in Southern California combines the advantages of a large local ethanol market with an ethanol selling price above the national average with the opportunity to sell distillers grains into the local cattle feed markets.

Management believes that Pacific Ethanol, Inc. has plans to develop an ethanol facility in Imperial County, California which would be a direct competitor.  However, the California market for ethanol can not currently, nor in the near future, be supplied by domestic California production.

Corporate

Expenses relating to the corporate/parent for the first quarter of 2007 were $839.4 versus $1,041.8 for the same period last year.  The decrease resulted primarily from the reduction in consulting and professional fees.

Employees

As of March 31, 2007, the company had 24 employees.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $17,991.6.  The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management plans to increase cash flows through the sale of securities and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2007, the Company had total cash and current assets of $1,365.0, and current liabilities of $2,743.4.  The Company’s primary available source for generating cash for operations is through the issuance of common stock and notes payable and, eventually, through the development of profitable operations..   There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment.  Management believes that there is a reasonable likelihood that a significant portion of the Company’s debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If the Company is not able to restructure its debt obligations, there is doubt that the Company can continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the company to continue as a going concern it must seek additional sources of capital, and it must attain future profitable operations. The Company is currently initiating its business plan and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of customer receivables, inventories, useful lives of property, plant and equipment, promotional allowances, income taxes, retirement benefits, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

Allowance for accounts receivable. We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•

Inventory. The Company values its inventory under the average method costing under the lower of cost or market method. Inventory consisted of finished goods and raw materials.

•

Revenue recognition. Sales of products and related costs of products sold are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured.

•

Property and equipment. Is recorded at cost.  Major additions and improvements are capitalized.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.  Depreciation is computed using the straight-line method over the estimated useful life of the assets.

•

Valuation Of Long-Lived And Intangible Assets. The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

•

Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Critical Accounting Policies

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.  We will primarily derive our revenues from anticipated financial service related fees, such as commissions.

Fair Value of Officer and Stockholder Transactions: In accordance with Staff Accounting Bulletin (“SAB”) No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” we estimate and record the fair value of expenses contributed to us by our officers and stockholders.  Significant expenses contributed by officers and stockholders during the periods presented in this report consist of office space and services.  We assess the fair value of these services and record an expense to operations with a corresponding credit to additional paid-in capital.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Relating To Our Business and Marketplace

We have limited operating history in the agricultural products industry and there can be no assurance that we will be successful in this industry.

Our proposed operations are subject to all of the risks inherent in the establishment of a new business, including licensing risks, insufficient capital, unforeseen problems, and expenses and complications encountered with the early phases of operations in a business. Moreover, our lack of an operating history in the agricultural products industry makes it impossible to predict whether or not we will operate profitably in the industry. While we have brought on management that is familiar with this industry, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate this line of business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business strategy.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition.

Access to funds is essential to our anticipated agricultural business.  In the future we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to make acquisitions and other investments.  Our access to funding sources could be hindered by many factors.  Those factors that are specific to our anticipated line of business include the fact that our operations and products are regulated in the areas of food safety and protection of human health and the environment.

We may not be able to retain our key personnel or hire the personnel we need to sustain and grow our business.

We face intense competition for qualified employees from businesses in the agricultural products industry.  Our performance is highly dependent upon our ability to attract, retain, and motivate highly skilled, talented employees.  These professionals are regularly recruited by other firms and may choose to change firms, in which case their clients may choose to move their clients and assets.  Given our relatively small size compared to some of our anticipated competitors, the performance of our business may be more adversely affected than our competitors would be if we lose well-performing employees and are unable to attract new ones.

Risks Relating To Our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•

Deliver to the customer, and obtain a written receipt for, a disclosure document;

•

Disclose certain price information about the stock;

•

Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•

Send monthly statements to customers with market and price information about the penny stock; and

•

In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

            Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Yan K. Skwara, our chief executive officer/chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Mr. Skwara concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us. However, the Company owes approximately $67,000 to five persons who obtained judgments against the Company that remain unsatisfied.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, the Company issued 5,004,000 shares of restricted common stock for cash at $0.25 per share, 250,000 shares of restricted common stock for cash at $0.27 per share, 1,750,200 shares of restricted common stock as consideration for $871,346 in services rendered, and 133,797 shares of restricted common stock for debt reduction of $28,058.

We believe that the issuance of shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, who are our consultants, employees, officers and/or directors, immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Item 3.

 Defaults Upon Senior Securities

None.

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

None.

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by Reference to Form 10-KSB filed May 27, 2003
3.2	By-Laws and Amended By-Laws	Incorporated by Reference to Form 10-KSB filed May 27, 2003
3.3	Articles of Incorporation of SDSDC	Incorporated by Reference Form 10-SB filed October 29, 1999
3.4	Bylaws of SDSDC	Incorporated by Reference to Form 10-SB filed October 29, 1999
3.5	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 13, 2004
3.6	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 15, 2005
3.7	Amendment to Articles of Incorporation	Incorporated by reference to Form 8-K filed July 17, 2006
31.1	Certification of Yan K. Skwara, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Yan K. Skwara, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
99	Press Release dated May 15, 2007	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Farms, Inc.

(Registrant)

By: /s/ Yan K. Skwara

Yan K. Skwara, Chief Financial Officer

(On behalf of the registrant and as

principal accounting officer)

Date: May 15, 2007

EXHIBIT 31.1

CERTIFICATION

I, Yan K. Skwara, certify that:

1.

I have reviewed this report on Form 10-QSB of US Farms, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

c.

Evaluated the effectiveness of the small business issuer disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 15, 2007

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of US Farms, Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yan K. Skwara Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Chief Financial Officer

May 15, 2007