Form 10QSB
period 2007-06-30
US FARMS, INC.
filed 2007-08-20
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

US FARMS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0350156
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1635 Rosecrans Street, Suite C

San Diego, CA 92106

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 16, 2007, was 47,977,802 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

US FARMS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$674,826	$2,468
Accounts Receivable	1,355,953	73,358
Inventory	642,353	-
Securities available for sale and other	240,319	6,000
Total Current Assets	2,913,451	81,826
Fixed Assets	370,287	6,667
Other Assets	297,377	750
TOTAL ASSETS	3,581,115	89,243

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$1,096,453	$774,941
Accrued Expenses	637,848	572,407
Accrued Interest Payable	193,467	567,719
Convertible Debentures	652,000	867,779
Notes Payable	141,064	229,602

Total Current Liabilities	2,720,832	3,012,448
Notes Payable	179,317	-
Total Liabilities	2,900,149	3,012,448

STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock: 1,000,000 shares authorized at $0.001 par value 88,500 issued
and outstanding, respectively	89	89
Common Stock, 500,000,000 shares par value $0.001 37,666,702 and 17,685,613 issued and outstanding, respectively	37,668	17,686
Additional Paid in Capital	19,889,198	14,514,894
Other Comprehensive Loss	(15,000)	(14,000)
Treasury Stock, at cost	(280)	(280)
Accumulated Equity (Deficit)	(19,230,709)	(17,441,594)

Total Stockholders' Deficit	680,966	(2,923,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,581,115	$89,243

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months	For the Six Months
			Ended June 30,	Ended June 30,
	2007	2006	2007	2006
Sales	$ 2,402,521	$ -	$ 4,076,470	$ -
Cost of Sales	2,164,928	-	3,306,314	-
Gross profit	237,593	-	770,156	-

EXPENSES

General and administrative	1,440,842	417,424	2,496,507	1,458,884
Depreciation and amortization	13,631	621	16,616	954

Total Expenses	1,454,473	418,045	2,513,123	1,459,838

Income (Loss) From Operations	(1,216,880)	(418,045)	(1,742,967)	(1,459,838)

OTHER INCOME (EXPENSE)
	-	-	-	-
Other	-	-	-	-
Interest expense	(22,230)	(33,364)	(46,148)	(68,071)

Total Other Income (Expense)	(22,230)	(33,364)	(46,148)	(68,071)
Loss from Continuing Operations	(1,239,110)	(451,409)	(1,789,115)	(1,527,909)

Loss from Discontinued Operations	-	-	-	-
Other Comprehensive income (loss)	-	-	-	-

NET INCOME (LOSS)	$ (1,239,110)	$ (451,409)	(1,789,115)	$ (1,527,909)

BASIC LOSS PER SHARE	$ (0.04)	$ (0.05)	$ (0.06)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	31,246,156	9,246,392	27,676,158	7,592,877

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,789,115)	$ (1,527,909)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	16,616	954
Stock issued for services and other	1,305,514	1,323,550
Changed in operating assets and liabilities:
(Increase) in Accounts Receivable	(1,282,595)	-
(Increase) in Inventory	(642,353)	-
Increase (decrease) in other assets	(530,907)	-
Increase (decrease) in accounts payable	321,512	(80,369)
Increase (decrease) in interest payable	(374,253)	43,872
Increase (decrease) in accrued expenses	65,441	(12,235)

Net Cash Used by Operating Activities	(2,910,140)	(252,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(380,236)	(287)
Net Cash Used by Operating Activities-Fixed Assets	(380,236)	(287)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	-	(133)
Promissory notes proceeds	89,804	28,250
Debt forgiveness	(449,979)	(24,750)
Increase (decrease) in stock subscription payable	-	100,000
Common stock issued for cash	4,537,713	184,950
Debt Reduction	(214,804)	(7,900)

Net Cash Provided by Financing Activities	3,962,734	280,417

NET INCREASE (DECREASE) IN CASH	672,358	27,993

CASH AT BEGINNING OF PERIOD	2,468	-

CASH AT END OF PERIOD	$ 674,826	$ 27,993

The accompanying notes are an integral part of these consolidated financial statements.

US FARMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

The Company presently has nine wholly owned subsidiaries: American Nursery Exchange, Inc. (ANE); California Management Solutions, Inc. (CMS); California Produce Exchange, Inc. (CPE); American Aloe Vera Growers, Inc. (AAVG); Imperial Ethanol, Inc. (IE); Sammy’s Produce, Inc.; US Ag Transportation, Inc.; US Produce, Inc. and World Garlic & Spice, Inc.

These subsidiaries grow and sell the various farm products the Company is now producing. ANE, CPE, AAVG, and IE are the four primary operating business segments.

b.

Accounts Receivable

The Company reviews its accounts receivable periodically in terms of allowance for doubtful accounts. At June 30, 2007 no allowance has been established.

c.

Inventory

The Company values its inventory under the average method costing under the lower of cost or market method. Inventory consisted of finished goods and raw materials.

d.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the six month period ended:

June 30, 2007
Loss (numerator)	$ 1,789,115
Shares (denominator)	27,676,158

Per share amount	$ (0.06)

e.

Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvements are capitalized.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the un-depreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.  Depreciation is computed using the straight-line method over the estimated useful life of the assets.

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

g.

Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred.  Advertising and promotion expense for the six month period ended June 30, 2007 was $68,450.

h.

Revenue Recognition

The Company recognized revenue upon shipment of its products to its customers.

i.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

June 30, 2007
Vehicles	$ 62,332
Buildings and Equipment	168,165
Capitalized Aloe Crop Costs	159,137
Accumulated depreciation	(19,347)

Net property and equipment	$ 370,287

We capitalize crop costs prior to the aloe crop becoming productive. These costs consist primarily of the costs of the crops and expenditures related to labor and materials to prepare the land. Amortization of such costs is done over the straight line basis estimated over 5 years. During the six months ended June 30, 2007, the Company recorded depreciation expense of $16,616.

NOTE 3 -

CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of June 30, 2007, the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $972,381 as follows:

Convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  As of June 30, 2006, this note has matured and is in default.

Multiple unsecured convertible notes of $152,000, bearing various annual interest rates repayable in cash or shares of the Company at the option of the note holder. As of June 30, 2006, $141,000 of these notes have matured and are in default.

On March 22, 2007 the Company, through its wholly owned subsidiary American Nursery, Exchange, Inc., issued a $250,000 promissory note payable to Kurth Nurseries, Inc. for the acquisition of all of the existing plant inventory and equipment of Palm Mountain Nursery located in Vista, California. The four year note bears interest at the rate of 7% per annum with interest and principal due and payable monthly.  As of the period ended June 30, 2007, the balance owed Kurth Nurseries under the agreement was $236,414.

Non-convertible note payable of $42,500, bearing 10% interest per annum. As of June 30, 2006, this note has matured and is in default.

Non-convertible non-interest bearing loans of $41,467 with unspecified repayment terms.

NOTE 4 – ACCRUED EXPENSES

As of June 30, 2007, accrued expenses consisted of the following:

Accrued payroll	$50,000
Accrued payroll tax	257,560
Accrued penalties and interest	158,199
Other accrued expenses	172,089
$637,848

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

a.

Common Stock

During the three months ended June 30, 2007, the Company issued 9,580,400 shares of restricted common stock for cash at $0.25 per share, 1,552,072 shares of restricted common stock as consideration for $388,018 in services rendered valued at $0.25 per share, 1,301,620 shares of restricted common stock for debt reduction of $186,750 ($0.14 per share), 304,000 shares of restricted common stock valued at $0.25 per share in connection with the May 30, 2006 Asset Purchase Agreement between the Company and Phrixus Holdings, Inc. and 105,000 shares of restricted common stock valued at $0.25 per share in connection with Asset Purchase Agreement with Sammy’s Produce.

b.

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 1,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.   As of June 30, 2007, the Company had 88,500 shares of Series B issued and outstanding.

NOTE 6  -  SEGMENT INFORMATION

The Company adopted SFAS No.131 “Disclosures About Segments of an Enterprise and Related Information” in respect of its operating segments. The Company’s reportable segments, their subsidiaries, are managed separately because each segment requires different technology and marketing strategies.  The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The corporate assets consist of cash, accounts receivable, inventory other assets and fixed assets. In determining operating income and loss by reportable segment, general corporate expenses and other income and expense items of a non reporting nature are not considered, as such items are not allocated to the Company’s segments. Segment information at June 30, 2007 is as follows.

For the Six Months Ended June 30, 2007
	AAVG	ANE	CPE	IE

Total Revenues	324,652	117,038	3,634,780	-
Total Cost of sales	212,486	39,938	3,053,890	-
Gross Profit	112,166	77,100	580,890	-
Expenses	69,620	106,151	317,597	26,828
OPERATING INCOME (LOSS)	42,546	(29,051)	263,293	(26,828)

The segments have $399,120 in cash, $1,355,953 in receivables, $642,353 in inventory, other current assets of 130,194 and net fixed assets of $354,634. Accounts payable equaled 1,005,831 and a note payable for $236,415.

NOTE 7 -

GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of $19,230,709 at June 30, 2007 and has incurred a significant loss from operations for the period then ended.  In addition, the Company was in default on certain of its promissory notes on June 30, 2007.

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

NOTE 8 -

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

NOTE 9 - CONVERTIBLE BONDS

The Company has $500,000 of unsecured convertible bonds outstanding. The bonds are accruing interest at 5% per year and are convertible into shares of the Company’s stock at the option of the bondholder at any time before maturity.  The bonds matured on September 30, 2005 and are subject to renewal for periods of twelve months at the option of the bondholder. As of June 30, 2007, the company has not renewed these bonds.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2007, the Company issued 104,000 shares of restricted common stock for cash at $0.25 per share, 137,100 shares of restricted common stock for cash at $0.40 per share and 20,000 shares of restricted common stock as consideration for $5,000 in services rendered ($0.25 per share).

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

loss of customers or sales weakness;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

inability to efficiently manage our operations;

•

inability to achieve future sales levels or other operating results;

•

the unavailability of funds for capital expenditures; and

•

our ability to recruit and hire key employees;

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

US Farms, Inc. (formerly International Sports and Media Group, Inc. and San Diego Soccer Development Corporation), (“the Company”) was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc.  The Company engaged in no operations prior to February 10, 2000. On July 14, 2006, shareholders of the Company elected to change the Company’s corporate name to US Farms, Inc., to adequately reflect the Company’s current business model expansion into the agricultural business.

US Farms, Inc. (USFI) is a diversified agricultural company. We currently grow, market and distribute agricultural products through a number of wholly-owned subsidiaries. The agricultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States. Through internal growth and strategic acquisitions the Company is expanding the market share in its nursery and specialty produce segments. In addition, we are currently in the due diligence and developmental stages of building a state-of-the-art bio-fuel processing facility in Southern California.

CURRENT OPERATIONS

US Farms presently has nine wholly-owned subsidiaries of which eight are operational at this point in time.  However, in order to simplify our operations and accurately describe our business segments we have divided operations into 4 reportable business segments (American Aloe Vera Growers, American Nursery Exchange, California Produce Exchange, and Imperial Ethanol) described below.  We believe separating the business segments better aligns the company’s operations with other food and agricultural companies as well as assists in the internal management reporting procedures and practices.

AAVG

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

The competition for our aloe leaf is primarily from Mexican growers. Competition for our potted aloe plants is from very small regional growers. Management believes it has significant competitive advantages in this segment due to climate, an irrigated crop which provides superior product, and logistics of the aloe being grown in California.

ANE

American Nursery Exchange (ANE) grows and sells palms, jade, cycads and other potted plants to grocery stores, garden centers, landscapers, home improvement centers and via internet/mail order.  In March of 2007, the Company acquired the existing plant inventory and other specific assets of Palm Mountain Nursery located in San Diego County, California. The company leases a 14 acre property in San Diego County, California where the palms, jade, cycads and other potted plants are grown and shipped.  The Company has completed the  construction of a two acre shade house for the nursery facility in San Diego County.  The competition for the nursery products offered through ANE is significant; however, management believes that its focus on high end palms and cycads for landscape/interscape and jade plants will provide competitive advantages.

CPE

California Produce Exchange (CPE) distributes a variety of bulk vegetables and fruits to brokers, distributors, food converters and grocery stores.  Asparagus is grown on approximately 210 acres in the Imperial Valley of California under an agreement with Phrixus Holdings, Inc.  The asparagus sales the first quarter of 2007 were transacted though an arrangement with Five Crowns Marketing, Inc. which may or may not be continued for fiscal 2008.  Under this business segment we intend to operate our subsidiaries of Sammy’s Produce, Inc. and World Garlic & Spice, Inc. The competition for CPE’s produce products is intense on the local, regional and international arenas. Management believes that its experienced sales staff, customer service levels and geographic location will help provide competitive advantages.

IE

Imperial Ethanol (IE) is in the due diligence and developmental process of establishing a corn-based dry-mill fuel ethanol production facility in Southern California.  Imperial Ethanol has initiated the due diligence process on the Ethanol industry and has received favorable results from a feasibility study conducted on its proposed dry-mill corn-based fuel ethanol production facility in Southern California. The report was conducted by BBI International, a Salida, Colorado based independent Biofuels service firm. The study found that the proposed facility in the Imperial Valley of Southern California combines the advantages of a large local ethanol market with an ethanol selling price above the national average with the opportunity to sell distillers grains into the local cattle feed markets.

In addition to separating the various business segments of US Farms, we believe the company has been positioned to adjust to the challenges in the business as well as being able to capitalize on future growth opportunities.  US Farms will continue to focus on providing customers with high-quality products and value added services as it continues to grow its market share and provide products at competitive costs.  Additionally, US Farms intends to pursue additional strategic acquisitions of complimentary products of the company.

Results of Operations for the Three Months Ended June 30, 2007 and 2006.

In order to provide more transparency to the operating results of each business segment and to align with practices of other food and agriculture companies, we have decided to not allocate certain corporate expenses to the reportable segments. These expenses are included in and classified as “Corporate” as discussed below.  Prior period figures have been reclassified to reflect these changes. The Company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

The company’s second quarter and first six months of 2007’s operating results are not comparable to the prior year as the company refocused its business activities in the agricultural sector during the second and third quarters of 2006 and the company now accounts for its activities in new business segments.  Interim results for the company remain subject to significant seasonal variations and are not necessarily indicative of results of operations for a full fiscal year.

The first six months of 2007 was dominated, from a sales and operating income basis, by the impact of the California winter asparagus sales and the brokering sales of fresh tomatoes through our CPE subsidiary.  During this period we also completed the purchase of an independent nursery’s assets, continued full operation of the 70 acre aloe crop in our AAVG subsidiary and received the completed feasibility study on the Imperial Ethanol segment.

Net Sales

Net sales for the three months ended June 30, 2007 were $2,402,521 compared to $0 in the three months ended June 30, 2006.  We refocused our business activities in the agricultural sector during the second and third quarters of 2006 and therefore our operating results are not easily comparable.  However, the increase in revenues during the three months ended June 30, 2007 was primarily a result of CPE’s brokering sales of tomatoes and some asparagus sales in the beginning of the second quarter.  CPE’s net sales consisted of approximately $2,168,009 or 90.2% of the consolidated net sales.

Net sales from AAVG for the three months ended June 30, 2007 were $188,821, which made up approximately 7.9% of the consolidated net sales.  AAVG’s net sales primarily consisted of aloe vera plants and aloe produce being sold to retailers and brokers.

Net sales from ANE for the three months ended June 30, 2007 were $45,691, which made up approximately 1.9% of the consolidated net sales.  Sales of palms, cycads and mail order made up the majority of sales. As a result of this business segment operations recently being commenced, management believes its operating income was negatively impacted and may not be indicative of future results.

During the three months ended June 30, 2007, we did not receive net sales from our business of Imperial Ethanol.  This business segment is still in the development stage.

Cost of Sales:

Cost of sales for the three months ended June 30, 2007 was $2,164,928 versus no cost of sales for the three months ended June 30, 2006.  During the second quarter of 2006, we were just beginning our transition into the agriculture business and had not experienced any cost of sale expenses associated with our operations.

Gross Profit:

Gross profit as a percentage of net sales increased from 0% for the three months ended June 30, 2006 to approximately 10% for the three months ended June 30, 2007.  The majority of the increase in gross profit was a result of the tomato and asparagus sales through CPE.  CPE’s gross margin accounted for $145,254 of the consolidated gross profit.

Of the consolidated gross profits, AAVG contributed approximately $58,071 and ANE contributed approximately $34,268.  Management believes AAVG’s and ANE’s net sales and gross profit will be cyclical with the second and third quarters of the fiscal year providing the bulk of its operating profits.

EXPENSES:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2007 compared to June 30, 2006.

	The Three Months Ended June 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 1,440,842	$ 417,424	$ 1,023,418	245%
Total Expenses	1,454,473	418,045	1,036,428	248%

Net (Loss)	$ (1,239,110)	$ (451,409)	$ (787,700)	174%

General and Administrative expenses:

General and administrative expenses were $1,440,842 for the three months ended June 30, 2007 versus $417,424 for the three months ended June 30, 2006, which resulted in an increase of $1,023,418 or 245%.  The increase was primarily due to the Company’s expansion in the agricultural business, of which had transition expenses were in the preliminary stages during the same period of 2006.

Total expenses:

Total expenses were $1,454,473 for the three months ended June 30, 2007 versus $418,045 for the three months ended June 30, 2006.  The resulted in an increase of $1,036,428, or 248%, compared to the same period of 2006.  The primary reason for the increase in total expenses is a result of the higher general and administrative expenses incurred during the second quarter of 2007 and as a result of our expansion in the agricultural industry.

Net Loss:

The net loss for the three months ended June 30, 2007 was $1,239,110, versus a net loss of $451,409 for the three months ended June 30, 2006, which was an increase in net loss of $787,700.  The increase in net loss is primarily attributable to the increased operations of US Farms in the agricultural business.  As discussed previously, during the three months ended 2006, US Farms had just begun the transition into the agricultural business and therefore had not experienced much of the expenses associated with that line of business.  During the three months ended June 30, 2007, operations have fully commenced in the agricultural business but at this point may not be indicative of results of operations for a full fiscal year due to seasonal variations and the start-up nature of this line of business.

Results of Operations for the Six Months Ended June 30, 2007 and 2006.

Net Sales

Net sales for the six months ended June 30, 2007 were $4,076,470 compared $0 net sales in the six months ended June 30, 2006.  We refocused our business activities in the agricultural sector during the second quarter of 2006 and therefore our operating results may not be exactly comparable or indicative of future results.  Additionally, the company is subject to seasonal variations thereby making the interim reports not necessarily indicative of a full fiscal year.  The increase in revenues during the six months ended June 30, 2007 was primarily a result of CPE’s brokering sales of tomatoes and sales of winter asparagus during the first quarter of 2007.  CPE’s net sales consisted of approximately $3,634,780 of the consolidated net sales or 89.2%.

Net sales from AAVG for the six months ended June 30, 2007 were $324,652, which made up approximately 8.0% of the consolidated net sales.  AAVG’s net sales primarily consisted of aloe vera plants and aloe produce being sold to retailers and brokers.  This business segment did not begin operations until the third quarter of 2006 and therefore its result of operations may not be indicative of future results.

Net sales from ANE for the six months ended June 30, 2007 were $117,038, which made up approximately 2.9% of the consolidated net sales.  As a result of this business segment operations being commenced in the third quarter of 2006, management believes its operating income was negatively impacted and may not be indicative of future results.

During the six months ended June 30, 2007, we did not receive net sales from the business segment of Imperial Ethanol.  In addition to IE being in its developmental stages we also have the World Garlic & Spice, Inc. subsidiary under our CPE business segment that is not fully operational at this point in time but we hope to be generating revenues during fiscal 2007.

Cost of Sales:

Cost of sales for the six months ended June 30, 2007 was $3,306,314, versus no cost of sales during the six months ended June 30, 2006.  It wasn’t until the end of the second quarter of 2006, that we began our transition into the agriculture business and therefore had not experienced any cost of sale expenses associated with the products.  By the end of the six months ended June 30, 2007, we have commenced operations in three of the four business segments and experienced cost of sales associated to these three segments.  AAVG’s cost of sales was $212,486; ANE’s cost of sales was $39,938; and CPE’s cost of sales was the highest with $3,053,889 during the six months ended June 30, 2007.

Gross Profit:

Gross profit as a percentage of net sales increased from 0% for the six months ended June 30, 2006 to approximately 19% for the six months ended June 30, 2007.  The majority of the increase, approximately $580,890, in gross profit was due to the winter asparagus sales in the first quarter and the brokering sales of tomatoes in the second quarter through CPE.  CPE’s gross margin was 16% of the consolidated gross profit.  Management believes CPE’s business segment will not be as cyclical in nature as compared to other business segments of the company but rather be more dependent on product mix, supply, and market pricing.

Of the consolidated gross profits for the six months ended June 30, 2006, AAVG contributed approximately $112,116 and ANE contributed approximately $77,100.  As mentioned previously, management believes AAVG’s and ANE’s net sales and gross profit will be cyclical in providing the bulk of its operating profits in future years with the second and third quarters of a fiscal year.

EXPENSES:

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2007 compared to June 30, 2006.

	The Six Months Ended June 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 2,496,507	$ 1,458,884	$ 1,037,623	71%

Total Expenses	2,513,123	1,459,838	1,053,285	72%

Net (Loss)	$ (1,789,115)	$ (1,527,909)	$ 261,206	17%

General and Administrative expenses:

General and administrative expenses were $2,496,507 for the six months ended June 30, 2007 versus $1,458,884 for the six months ended June 30, 2006, which resulted in an increase of $1,037,623 or 71%.  As mentioned above, the primary increase was due to the Company’s expansion in the agricultural business.  The Company’s operations have commenced in three of the four business segments and therefore have incurred general and administrative expenses.

Total expenses:

Total expenses were $2,513,123 for the six months ended June 30, 2007 versus $1,459,838 for the six months ended June 30, 2006.  This resulted in an increase of $1,053,285, or 72%, over the same period in 2006.  Although the business segment of IE has not commenced operations as of yet it did incur approximately $27,000 in expenses relating to the preparation and finalization of the feasibility study for IE’s corn-based dry-mill fuel ethanol production facility during the six months ended June 30, 2007.  Additionally, the Company experienced higher consulting and professional fees during the six months ended June 20, 2007 as compared to the same period in 2006 as it continues to implement its high growth and expansion plans.

Net Loss:

The net loss for the six months ended June 30, 2007 was $1,789,115, versus a net loss of $1,527,909 for the six months ended June 30, 2006, which was an increase in net loss of $261,206.  The increase in net loss is primarily attributable to US Farms becoming operational in its new line of business in the agricultural industry.  Management expects that operating losses may continue as it continues to expand in this industry.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$2,913,451	$81,826	$2,831,625	3,461%

Current Liabilities	$2,720,832	$3,012,448	$(291,616)	(10%)

Working Capital (Deficit)	$192,619	$(2,930,622)	$3,123,241	107%

As of June 30, 2007, the Company had total cash and current assets of $2,913,451, and current liabilities of $2,720,832.  The Company’s primary available source for generating cash for working capital is through the issuance of common stock and notes payable and, eventually, through the development of profitable operations.

Our future capital requirements will depend on many factors, including the expansion of our business in the agriculture industry; increased sales in our four business segments; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses.  During the end of 2006 through the second quarter of 2007, we conducted a private placement of equity units that consisted of one share of common stock and one warrant at a price of $0.25 per unit.  During the three months ended June 30, 2007 we raised approximately $2,400,000 from the sale of equity units.  Some of the units were issued through a placement agent and we paid a commission of approximately $221,250 to Westcap Securities, the placement agent for those units.

There is no assurance that we will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for us to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment. Management believes that there is a reasonable likelihood that a significant portion of our debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If we are not able to restructure the debt obligations, there is doubt that the Company can continue as a going concern.  Further, if we are not able to generate positive cash flow from operations, or unable to secure adequate funding under acceptable terms, there is substantial doubt that the Company can continue as a going concern.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $19,120,279 as of June 30, 2007.  In addition, the Company was in default on certain of its promissory notes on June 30, 2007.  These factors create uncertainty about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies and Pronouncements

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

•

Property and equipment. Is recorded at cost.  Major additions and improvements are capitalized.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the un-depreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.  Depreciation is computed using the straight-line method over the estimated useful life of the assets.

•

Advertising and Promotion.  We follow the policy of charging the costs of advertising and promotion expenses as incurred.

Recent Issued Accounting Pronouncements

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

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Risks Relating To Our Business and Marketplace

We have limited operating history in the agricultural products industry and there can be no assurance that we will be successful in this industry.

Our proposed operations are subject to all of the risks inherent in the establishment of a new business, including insufficient capital, unforeseen problems, and expenses and complications encountered with the early phases of operations in a business. Moreover, our lack of an operating history in the agricultural products industry makes it impossible to predict whether or not we will operate profitably in the industry. While we have brought on management that is familiar with this industry, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate this line of business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business strategy.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing our then existing stockholders may suffer substantial dilution.

We will require additional funds to expand our operations.  We anticipate that we will require up to approximately $5,000,000 to fund our continued operations for the next twelve months, depending on revenue from operations.  Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

            Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  We have not been late in our reports to the Commission through the period ended June 30, 2007.  If we do meet the obligations of this rule, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of US Farms; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of US Farms are being made only in accordance with authorizations of management and directors of US Farms, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of US Farms’ assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties. Furthermore, we have one individual, our CEO, who is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Yan K. Skwara, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Mr. Skwara, our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements

The following table summarizes the shares sold pursuant to the private placement during the three months ended June 30, 2006.  We believe the issuance of the shares and warrants described below were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares and warrants were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares and warrants were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to granting the shares and warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Date Range	Number of Shares Sold	Number of Warrants Sold	Number of Investors	Gross Proceeds	Sales Commissions	Warrant Exercise Price	Warrant Expiration Date
04/03/07- 06/30/07	6,956,504	6,956,504	89	$1,713,100	N/A	$0.50	11/28/09 (2)
04/03/07-06/30/07	2,644,000	2,644,000	34	$661,000	$221,250 Commission to Westcap (1)	$0.50	11/28/09 (2)

(1)

The shares were sold on behalf of the Registrant by Westcap Securities Inc. (the “Placement Agent”).  Pursuant to the agreement with the Placement Agent, the Registrant agreed to pay a 10% commission, 3% non-accountable expense allowance and 2% due diligence fee from the gross offering proceeds.  Further, the Placement Agent will receive 10% of the proceeds from the exercise of the Warrants and a consulting fee payable in common stock equal to 10% of gross offering proceeds.

(2)

The warrants can be redeemed by the Registrant at a price of $0.10 per warrant if:

a.

The Registrant gives notice of 30 days prior written notice and no earlier than 30 days from the effective date of the offering.

b.

If the Registrant’s closing price (last trade price) equals or exceeds $1.00 per share for the 10 consecutive days immediately preceding the date of notice (as quoted on the OTC:BB or any other successor exchange) then the warrant holder can exercise their warrants before the redemption date or accept the redemption price.

Services

During the three months ended June 30, 2007, we issued a total of 1,552,072 shares of our common stock to the following persons valued at $0.25 per share or $338,018 in exchange for consulting services rendered and to be rendered to the Registrant.

Name	Number of Shares	Value	Type of Services
Westcap Securities	425,800	$106,450	Placement Agent for Private Placement
Steven Barnes	700,000	$175,000	Consulting
Melvin Chazen	2,500	$625	Consulting
Patrick Hickey	32,000	$8,000	Consulting
Rex Zinn	26,532	$6,633	Consulting
Richard Elmore	48,000	$12,000	Consulting

Sam Nucci	50,000	$12,500	Consulting
Dexter Allen	37,240	$9,310	Consulting
Sylvia Snyder	10,000	$2,500	Consulting
Brendan Smith	10,000	$2,500	Consulting
David Fonseca	10,000	$2,500	Consulting

On May 27, 2007, we issued a total of 200,000 shares (100,000 respectively) of our common stock pursuant to Sam Nucci and Iradjemr Shadfar for services performed.  We valued the shares at $0.25 per share.

Assets Purchases

On May 25, 2007, we issued 304,000 shares of its common stock to 3 persons in connection with the May 30, 2006 Asset Purchase Agreement between us and Phrixus Holdings, Inc.  We valued the shares at $0.25 per share or $76,000.

On May 27, 2007, we authorized the issuance of 105,000 shares of its common stock to 3 persons in connection with Asset Purchase Agreement with Sammy’s Produce.  We valued the shares at $0.25 per share.

We believe that the issuance of shares described under services and assets purchases above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, who are our consultants, employees, officers and/or directors, immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Promissory Notes

During the three months ended June 30, 2007, we issued 1,301,620 shares of our common stock to the following persons who held convertible promissory notes for a total of approximately $186,750.

Name	Dollar Amount Converted	Number of Shares	Date of Conversion
Hallmark Southwest Corp	$101,943	407,772	April 26, 2007
Allen McKellips	$38,384	153,536	April 26, 2007
Edward Wieczorek	$11,670	46,680	May 3, 2007
Victor Gabourel	$7,768	31,072	May 3, 2007
Daniel Tran	$1,922	7,688	May 3, 2007

Sunny Ho	$3,294.25	13,177	May 3, 2007
Melvin Chazen	$10,300	41,200	May 3, 2007
James Horalek	$10,216.75	40,867	May 3, 2007
Joseph Male	$5,118,.25	20,473	May 3, 2007
Dexter Allen	$65,370	261,480	May 7, 2007
Jeffrey Martin	$1,418.75	5,675	May 25, 2007
Harlan Youngflesh	$18,988.75	75,955	May 30, 2007
Daniel Curran	$4,000	12,396	May 30, 2007
Michael Prus	$23,445	183,649	June 19, 2007

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

Subsequent Issuances

Subsequent to the quarter ended June 30, 2007, we issued a total of 104,000 shares of our common stock to 3 accredited individuals for cash received.  We valued the shares at $0.25 per share.

Additionally, we issued a total of 137,100 shares of our common stock to 8 accredited investors for cash received.  We valued the shares at $0.40 per share.

Subsequent to the quarter ended June 30, 2007, we issued a total of 70,000 shares of our common stock to 3 individuals for services rendered.

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

Issuer’s Repurchases during the Quarter

We did not repurchase any of our securities during the quarter ended June 30, 2007.

Item 3.

 Defaults Upon Senior Securities

We are currently in default on notes payable and convertible promissory notes as described in the footnotes 3 & 4 of the financial statements.

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

Item 1.01 Entry into a Material Definitive Agreement

On May 30th, 2006 US Farms entered into an agreement with Phrixus Holdings, Inc., (doing business as American Aloe Nurseries).  The Phrixus agreement was filed as an Exhibit to an 8-K filed on June 6, 2006.  Pursuant to the terms and conditions of the Phrixus agreement, assets of Phrixus, as described in the agreement, were to have been acquired by US Farms within 90 days of the execution of the agreement for a purchase price of $4,500,000.  Pursuant to an oral understanding between the parties to the agreement, the agreement termination date has continued to be extended, while at the same time US Farms has commenced the sale of Aloe Vera products to be acquired under the agreement.  It is currently the intention of both parties to move forward to a closing of the agreement under amended terms and conditions which the parties have not documented as of this filing. US Farms will file an 8-K upon amending the terms of the initial agreement, and upon the execution of a revised agreement.

Iradjemr Shadfar Employment Agreement.

This description of the Shadfar Employment Agreement is qualified in its entirety by the Agreement which is attached hereto as Exhibit 10.11.

On August 7, 2007, our wholly owned subsidiary, California Management Solutions, Inc., entered into a five year Employment Agreement (the “Agreement”) with Iradjemr Shadfar.  Mr. Shadfar agreed to act as the Vice President of Marketing and Sales for our wholly-owned subsidiary of World Garlic & Spice, Inc.  The Agreement is for a five year term commencing on August 7, 2007, with the option to renew for an additional one year term.  Mr. Shadfar is entitled to the following compensation pursuant to the Agreement.

•

We agreed to pay a base salary of $15,000 per month until we reach a payout of salary totaling $90,000, at which time Mr. Shadfar will be paid pursuant to a commission schedule set forth in the Agreement. Mr. Shadfar’s primarily responsibility is Vice President of our wholly owned subsidiary, World Garlic & Spice, Inc. The $90,000 cap on advanced salary is conditioned upon our ability to capitalize $2,000,000 into marketing and developing our garlic line of products.

•

In addition to the salary, we have agreed to provide incentive compensation of $150,000 per month, with a cap at $900,000 based upon the capitalization, above referenced. In the event Mr. Shadfar is unable to achieve certain minimum revenue criteria, then we have provided for incentive compensation to offset against commissions.

•

Additionally, we have provided Stock Compensation Earnout entitling Mr. Shadfar to earn up to 1,000,000 shares of our restricted common stock based upon his ability to generate minimum revenues. In May of this year we issued 100,000 shares of common stock towards the 1,000,000 shares referenced herein.

•

In the event Mr. Shadfar’s Agreement is terminated without “cause” by the Company (as defined in the Agreement), Mr. Shadfar will be entitled to receive for six months his salary at the rate then in effect, incentive compensation, and employee stock compensation.

•

If Mr. Shadfar resigns with “good reason” (as defined in the Agreement), Mr. Shadfar will be entitled to receive for four months, incentive compensation and his salary at the rate then in effect as well as other compensation earned pursuant to the Agreement.

•

If the Agreement is terminated for “cause” (as defined in the Agreement), Mr. Shadfar will receive his salary at a rate then in effect and incentive compensation as well as his stock compensation will be deemed vested through the date of termination.  However, if a dispute arises between the Company and Mr. Shadfar that is not resolved within 60 days and neither party initiates arbitration, the Company has the option to pay Mr. Shadfar a lump sum of 2 months base salary as “severance pay” rather than pay Mr. Shadfar’s salary and incentive compensation through the date of termination.  Mr. Shadfar’s stock compensation however, will continue to be deemed vested through the date of such termination.

•

In the event that Mr. Shadfar becomes so incapacitated by reason of accident, illness, or other disability whereby he is unable to carry on substantially all of his normal duties for a continuous period of 4 months, the Agreement will terminate but Mr. Shadfar will continue to receive through the end of the fiscal year the incentive compensation pursuant to the Agreement and will receive for the 4 month period of incapacity his salary at the rate then in effect.  Additionally, Mr. Shadfar’s stock compensation will be deemed vested through the end of the fiscal year in which the incapacity or disability occurs.

•

In the event that Mr. Shadfar dies during the term of the Agreement, the Company shall pay through the end of the fiscal year, his incentive compensation and for a period of 4 months following the date of death his base salary at the rate then in effect.  Additionally, Mr. Shadfar’s stock compensation shall be deemed vested through the end of the fiscal year in which his death occurs.

Sam Nucci Employment Agreement.

In April of 2007 we hired Sam Nucci as Vice President of Sales and Marketing. We issued Mr. Nucci 100,000 shares of our common stock as an incentive to commence work with us, subject to negotiating a five year employment agreement, which as of the date of this filing had not been executed.

Item 6.  Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
4.4	Securities Purchase Agreement		8-K		4.4	06/12/07
4.5	Subscription Agreement		8-K		4.5	06/12/07
4.6	Securities Purchase Agreement with Westcap as the Placement Agent		8-K		4.6	06/12/07
4.7	Subscription Agreement in conjunction with Westcap offering		8-K		4.7	06/12/07
10.11	Employment Agreement with Iradjemr Shadfar	X
31	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Yank K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing US Farms Becomes Player in California Fresh Tomato Market	X
99.2	Press Release Announcing Hiring of Sam Nucci as Vice President of Sales and Marketing	X
99.3	Press Release Announcing Record Sales for March 2007	X
99.4	Press Release Announcing Completion of Exclusive Distribution and Supply Agreement with Agency Exchange, Inc.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Farms, Inc.

(Registrant)

By: /s/ Yan K. Skwara

Yan K. Skwara, Chief Executive Officer

(On behalf of the Registrant and

as Principal Financial Officer)

Date: August 17, 2007

EXHIBIT 31

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

b.

(Intentionally omitted); and

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

Date: August 17, 2007

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of US Farms, Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yan K. Skwara Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

August 17, 2007