Form 10QSB/A
period 2007-06-30
US FARMS, INC.
filed 2007-08-28
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

(Amendment #1)

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 16, 2007, was 37,977,802 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Explanatory Note: Subsequent to the initial filing of this Form 10-QSB, originally filed on August 20, 2007, the Registrant discovered an inadvertent error on the cover page showing an incorrect amount of shares outstanding as of August 16, 2007 and an error in Footnote 10 (Subsequent Events) to the financial statements regarding the amount of shares issued subsequent to the quarter ended June 30, 2007. The Registrant is amending this Form 10-QSB to correct these errors and there were no other changes to the Form 10-QSB for the quarter ended June 30, 2007 except for the change in the number of outstanding shares on the cover page and change to Footnote 10.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2007, the Company issued 104,000 shares of restricted common stock for cash at $0.25 per share, 137,100 shares of restricted common stock for cash at $0.40 per share and 70,000 shares of restricted common stock as consideration for $17,500 in services rendered ($0.25 per share).

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

US Farms, Inc.

(Registrant)

By: /s/ Yan K. Skwara

Yan K. Skwara, Chief Executive Officer

(On behalf of the Registrant and

as Principal Financial Officer)

Date: August 27, 2007

EXHIBIT 31

CERTIFICATION

I, Yan K. Skwara, certify that:

1.

I have reviewed this report on Form 10-QSB/A of US Farms, Inc.;

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

Date: August 27, 2007

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of US Farms, Inc. (the “Company”) on Form 10-QSB/A for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yan K. Skwara Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

August 27, 2007