Form 10QSB/A
period 2007-06-30
US FARMS, INC.
filed 2007-11-16
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

(Amendment #2)

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

Explanatory Note:  During the preparation of the Registrant’s September 30, 2007 Quarterly Filing, it was discovered that the amended filing of the Form 10-QSB/A for the period ended June 30, 2007, contained a valuation of shares issued for consulting services during the period ended June 30, 2007 other than at the fair market value.  Therefore, the Registrant revalued those shares as referenced above at the fair market value and is amending the Form 10-QSB/A for the period ended June 30, 2007 to reflect the revaluations.  As a result of the revaluations the following sections were amended: Part I Item 1- Financial statements and footnotes; Item 2 - Management’s Discussion and Analysis; Part II Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

US Farms, Inc.
Consolidated Balance Sheets

	Unaudited	Audited
	June 30,	December 31,
	2007	2006
Assets
Current Assets
Cash	$ 674,826	$ 2,468
Accounts Receivable	1,355,953	73,358
Inventories	642,353	-
Prepaid Expenses & Other Assets	240,319	6,000
Total Current Assets	2,913,451	81,826

Property & Equipment, Net	370,287	6,667
Other Assets	297,377	750

Total Assets	$ 3,581,115	$ 89,243

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$ 1,096,453	$ 774,941
Accrued Expenses	637,848	572,407
Accrued Interest Payable	193,467	567,719
Convertible Debenture	652,000	867,779
Notes Payable	141,064	229,602
Total Current Liabilities	2,720,832	3,012,448

Notes Payable	179,317	-
Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Series B Preferred Stock, $0.001 par value, 1,000,000 shares	89	89
	authorized, 88,500 shares issued and outstanding
Common Stock, $0.001 par value, 500,000,000 shares	37,667	17,686
	authorized, 37,666,702 and 17,685,613 issued and
outstanding, respectively
Additional Paid-in Capital	20,796,483	14,514,894
Other Comprehensive Loss	(15,000)	(14,000)
Treasury Stock, at cost	(280)	(280)
Accumulated Deficit	(20,137,993)	(17,441,594)
Total Stockholders' Equity (Deficit)	680,966	(2,923,205)

Total Liabilities & Stockholders' Equity (Deficit)	$ 3,581,115	$ 89,243
The accompanying notes are an integral part of these financial statements.

US Farms, Inc.
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Sales, net	$ 2,402,521	$ -	$ 4,076,470	$ -

Cost of Good Sold	2,164,928	-	3,306,314	-

Gross Profit	237,593	-	770,156	-

Operating Expenses
Selling, General and Administrative	2,348,126	417,424	3,403,791	1,458,884
Depreciation and Amortization	13,631	621	16,616	954
Total Operating Expenses	2,361,757	418,045	3,420,407	1,459,838

Income (Loss) from Operations	(2,124,164)	(418,045)	(2,650,251)	(1,459,838)

Other Income (Expense)
Gain on Settlement of Debt	-	-	-	-
Interest Expense	(22,230)	(33,364)	(46,148)	(68,071)
Total Other Income (Expense)	(22,230)	(33,364)	(46,148)	(68,071)

Income (Loss) Before Income Taxes	(2,146,394)	(451,409)	(2,696,399)	(1,527,909)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$ (2,146,394)	$ (451,409)	$ (2,696,399)	$ (1,527,909)

Income (Loss) Per Share-Basic & Diluted	$ (0.07)	$ (0.05)	$ (0.10)	$ (0.20)

Weighted Average Number of Shares	31,246,156	9,246,392	27,676,158	7,592,877

The accompanying notes are an integral part of these financial statements.

US Farms, Inc.
Consolidated Statements of Cash Flows
Unaudited
	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$ (2,696,399)	$ (1,527,909)

Adjustments to reconcile net loss to net cash used in operating activities:

Common Stock Issued for Services	2,212,798	1,323,550
Depreciation & Amortization	16,616	954
Gain on Extinguishment of Debt
Non-Cash Loss on Marketable Equity Securities

Changes in operating assets and liabilities:
Accounts Receivable	(1,282,595)	-
Inventories	(642,353)	-
Prepaid Expenses & Other Current Assets	-	-
Other Assets	(530,907)	-
Accounts Payable	321,512	(80,369)
Accrued Expenses	65,441	(12,235)
Accrued Interest Payable	(374,253)	43,872
Total adjustments	(213,741)	1,275,772

Net Cash Used in Operating Activities	(2,910,140)	(252,137)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(380,236)	(287)

Net Cash Used in Investing Activities	(380,236)	(287)

Cash Flows from Financing Activities
Decrease in Bank Overdraft	-	(133)
Proceeds from Issuance of Promissory Notes	89,804	28,250
Debt Forgiveness	-	(24,750)
Increase in Stock Subscriptions Payable	-	100,000
Debt Reduction	(449,979)	(7,900)
Stock Issued for Cash	4,537,713	184,950
Common Stock Issued for Conversion of Promissory Notes	(214,804)	-

Net Cash Provided by Financing Activities	3,962,734	280,417

Net Increase (Decrease) in Cash	672,358	27,993

Cash Beginning of Period	2,468	-

Cash at End of Period	$ 674,826	$ 27,993

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

d.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the six month period ended:

June 30, 2007
Loss (numerator)	$ 2,696,399
Shares (denominator)	27,676,158

Per share amount	$ (0.10)

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
$637,848

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

a.

Common Stock

During the three months ended June 30, 2007, the Company issued 9,580,400 shares of restricted common stock for cash at $0.25 per share, 1,961,072 shares of restricted common stock as consideration for $1,385,193 in services rendered and 1,301,620 shares of restricted common stock for debt reduction of $186,750 ($0.14 per share).

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

NOTE 7 -

GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of $20,137,993 at June 30, 2007 and has incurred a significant loss from operations for the period then ended.  In addition, the Company was in default on certain of its promissory notes on June 30, 2007.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2007, the Company issued 104,000 shares of restricted common stock for cash at $0.25 per share, 137,100 shares of restricted common stock for cash at $0.40 per share and 70,000 shares of restricted common stock as consideration for $42,700 in services rendered.

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

	For the Three Months Ended
	June 30,

			Increase/(Decrease)
	2007	2006	$	%
General and Administrative Expenses	$ 2,348,126	$ 417,424	$ 1,930,702	463%

Total Operating Expenses	2,361,757	418,045	1,943,712	465%

Net Loss	$ (2,146,394)	$ (451,409)	$ 1,694,985	375%

General and Administrative expenses:

General and administrative expenses were $2,348,126 for the three months ended June 30, 2007 versus $417,424 for the three months ended June 30, 2006, which resulted in an increase of $1,930,702 or 463%.  The increase was primarily due to the Company’s expansion in the agricultural business, of which we had transition expenses and were in the preliminary stages during the same period of 2006.

Total Operating expenses:

Total operating expenses were $2,361,757 for the three months ended June 30, 2007 versus $418,045 for the three months ended June 30, 2006.  The resulted in an increase of $1,943,712 or 465%, compared to the same period of 2006.  The primary reason for the increase in total expenses is a result of the higher general and administrative expenses incurred during the second quarter of 2007 and as a result of our expansion in the agricultural industry.

Net Loss:

The net loss for the three months ended June 30, 2007 was $2,146,394, versus a net loss of $451,409 for the three months ended June 30, 2006, which was an increase in net loss of $1,694,985.  The increase in net loss is primarily attributable to the increased operations of US Farms in the agricultural business.  As discussed previously, during the three months ended June 30, 2006, US Farms had just begun the transition into the agricultural business and therefore had not experienced much of the expenses associated with that line of business.  During the three months ended June 30, 2007, operations have fully commenced in the agricultural business but at this point may not be indicative of results of operations for a full fiscal year due to seasonal variations and the start-up nature of this line of business.

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

	For the Six Months Ended
	September 30,
			Increase/(Decrease)
	2007	2006	$	%
General and Administrative Expenses	$ 3,403,791	$ 1,458,884	$ 1,944,907	133%

Total Expenses	3,420,407	1,459,838	1,960,569	134%

Net Loss	$ (2,696,399)	$ (1,527,909)	$ 1,168,490	76%

General and Administrative expenses:

General and administrative expenses were $3,403,791 for the six months ended June 30, 2007 versus $1,458,884 for the six months ended June 30, 2006, which resulted in an increase of $1,944,907 or 133%.  As mentioned above, the primary increase was due to the Company’s expansion in the agricultural business.  The Company’s operations have commenced in three of the four business segments and therefore have incurred general and administrative expenses.

Total Operating expenses:

Total operating expenses were $3,420,407 for the six months ended June 30, 2007 versus $1,459,838 for the six months ended June 30, 2006.  This resulted in an increase of $1,960,569, or 134%, over the same period in 2006.  Although the business segment of IE has not commenced operations as of yet it did incur approximately $27,000 in expenses relating to the preparation and finalization of the feasibility study for IE’s corn-based dry-mill fuel ethanol production facility during the six months ended June 30, 2007.  Additionally, the Company experienced higher consulting and professional fees during the six months ended June 20, 2007 as compared to the same period in 2006 as it continues to implement its high growth and expansion plans.

Net Loss:

The net loss for the six months ended June 30, 2007 was $2,696,399, versus a net loss of $1,527,909 for the six months ended June 30, 2006, which was an increase in net loss of $1,168,490.  The increase in net loss is primarily attributable to US Farms becoming operational in its new line of business in the agricultural industry.  Management expects that operating losses may continue as it continues to expand in this industry.

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

Going Concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $20,137,993 as of June 30, 2007.  In addition, the Company was in default on certain of its promissory notes on June 30, 2007.  These factors create uncertainty about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Services

During the three months ended June 30, 2007, we issued a total of 1,961,072 shares of our common stock to the following persons valued at $1,211,193 in exchange for consulting services rendered and to be rendered to the Registrant.

Name	Number of Shares	Value	Type of Services
Westcap Securities	425,800	$276,428	Placement Agent for Private Placement
Steven Barnes	700,000	$406,000	Consulting

Melvin Chazen	2,500	$1,225	Consulting
Patrick Hickey	67,000	$58,290	Consulting
Rex Zinn	113,532	$96,757	Consulting
Richard Elmore	185,000	$158,070	Consulting
Howard Elmore	150,000	$127,620	Consulting
Sam Nucci	50,000	$43,500	Consulting
Dexter Allen	37,240	$17,503	Consulting
Sylvia Snyder	10,000	$8,600	Consulting
Brendan Smith	10,000	$8,600	Consulting
David Fonseca	10,000	$8,600	Consulting

On May 27, 2007, we issued a total of 200,000 shares (100,000 respectively) of our common stock pursuant to Sam Nucci and Iradjemr Shadfar for services performed.  We valued the shares at $0.87 per share.

We believe that the issuance of shares described under services above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, who are our consultants, employees, officers and/or directors, immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

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

None.

Item 5.

 Other Information

Item 1.01 Entry into a Material Definitive Agreement

On May 30, 2006 US Farms entered into an agreement with Phrixus Holdings, Inc., (doing business as American Aloe Nurseries).  The Phrixus agreement was filed as an Exhibit to an 8-K filed on June 6, 2006.  Pursuant to the terms and conditions of the Phrixus agreement, assets of Phrixus, as described in the agreement, were to have been acquired by US Farms within 90 days of the execution of the agreement for a purchase price of $4,500,000.

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

Item 6.  Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
4.4	Securities Purchase Agreement		8-K		4.4	06/12/07
4.5	Subscription Agreement		8-K		4.5	06/12/07

4.6	Securities Purchase Agreement with Westcap as the Placement Agent		8-K		4.6	06/12/07
4.7	Subscription Agreement in conjunction with Westcap offering		8-K		4.7	06/12/07
10.11	Employment Agreement with Iradjemr Shadfar		10-QSB/A	06/30/07	10.11	08/28/07
31	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing US Farms Becomes Player in California Fresh Tomato Market		10-QSB/A	06/30/07	99.1	08/28/07
99.2	Press Release Announcing Hiring of Sam Nucci as Vice President of Sales and Marketing		10-QSB/A	06/30/07	99.2	08/28/07
99.3	Press Release Announcing Record Sales for March 2007		10-QSB/A	06/30/07	99.3	08/28/07
99.4	Press Release Announcing Completion of Exclusive Distribution and Supply Agreement with Agency Exchange, Inc.		10-QSB/A	06/30/07	99.4	08/28/07

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Farms, Inc.

(Registrant)

By: /s/ Yan K. Skwara

Yan K. Skwara, Chief Executive Officer

(On behalf of the Registrant and

as Principal Financial Officer)

Date: November 14, 2007

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

Date: November 14, 2007

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

November 14, 2007