Form 10QSB
period 2007-09-30
US FARMS, INC.
filed 2007-11-16
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 8, 2007, was 38,972,535 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

US Farms, Inc.
Consolidated Balance Sheets
	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current Assets
Cash	$ 284,403	$ 2,468
Accounts Receivable	1,512,201	73,358
Inventories	728,610	-
Prepaid Expenses & Other Assets	106,334	6,000
Total Current Assets	2,631,548	81,826

Property & Equipment, Net	359,672	6,667
Other Assets	501,377	750
Total Assets	$ 3,492,597	$ 89,243

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$ 1,652,853	$ 774,941
Accrued Expenses	735,507	572,407
Accrued Interest Payable	230,025	567,719
Convertible Debenture	500,000	500,000
Notes Payable	352,580	597,381
Total Current Liabilities	3,470,965	3,012,448

Notes Payable	125,856	-
Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Series B Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 88,500 shares issued and outstanding	89	89

Common Stock, $0.001 par value, 500,000,000 shares
authorized, 38,760,552 and 17,685,613 issued and
outstanding, respectively	38,761	17,686
Additional Paid-in Capital	21,297,869	14,514,894
Other Comprehensive Loss	(18,000)	(14,000)
Treasury Stock, at cost	(280)	(280)
Accumulated Deficit	(21,422,663)	(17,441,594)
Total Stockholders' Equity (Deficit)	(104,224)	(2,923,205)

Total Liabilities & Stockholders' Equity (Deficit)	$ 3,492,597	$ 89,243
The accompanying notes are an integral part of these financial statements.

US Farms, Inc.
Consolidated Statements of Operations
Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Sales, net	$ 2,726,294	$ 214,509	$ 6,802,764	$ 214,509

Cost of Good Sold	2,575,544	194,425	5,881,858	194,425

Gross Profit	150,750	20,084	920,906	20,084

Operating Expenses
Selling, General and Administrative	1,388,050	1,337,522	4,791,841	2,796,406
Depreciation and Amortization	17,834	46	34,450	1,000
Total Operating Expenses	1,405,884	1,337,568	4,826,291	2,797,406

Income (Loss) from Operations	(1,255,134)	(1,317,484)	(3,905,385)	(2,777,322)

Other Income (Expense)
Gain on Extinguishment of Debt	-	98,256	-	98,256
Interest Expense	(29,536)	(30,478)	(75,684)	(98,549)
Total Other Income (Expense)	(29,536)	67,778	(75,684)	(293)

Income (Loss) Before Income Taxes	(1,284,670)	(1,249,706)	(3,981,069)	(2,777,615)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$ (1,284,670)	$ (1,249,706)	$ (3,981,069)	$ (2,777,615)

Income (Loss) Per Share-Basic & Diluted	$ (0.03)	$ (0.12)	$ (0.13)	$ (0.30)

Weighted Average Number of Shares	38,194,474	10,842,470	30,497,897	9,246,392

The accompanying notes are an integral part of these financial statements.

US Farms, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$ (3,981,069)	$ (2,777,615)

Adjustments to reconcile net loss to net cash used in operating activities:

Common Stock Issued for Services	2,518,211	2,102,180
Depreciation & Amortization	34,450	1,000
Gain on Extinguishment of Debt	-	98,256
Non-Cash Loss on Marketable Equity Securities	4,000	-

Changes in operating assets and liabilities:
Accounts Receivable	(1,438,843)	(96,841)
Inventories	(728,610)	-
Prepaid Expenses & Other Current Assets	(100,334)	-
Other Assets	(500,627)	(5,000)
Accounts Payable	877,912	174,208
Accrued Expenses	163,100	33,998
Accrued Interest Payable	(337,694)	42,723
Total adjustments	491,565	2,350,524

Net Cash Used in Operating Activities	(3,489,504)	(427,091)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(387,455)	(8,000)

Net Cash Used in Investing Activities	(387,455)	(8,000)

Cash Flows from Financing Activities
Proceeds from Issuance of Promissory Notes	142,250	-
Payments on Promissory Notes	(269,196)	(79,197)
Stock Issued for Cash	3,923,049	400,944
Common Stock Issued for Conversion of Promissory Notes	362,791	130,852
Net Cash Provided by Financing Activities	4,158,894	452,599

Net Increase (Decrease) in Cash	281,935	17,508

Cash Beginning of Period	2,468	-

Cash at End of Period	$ 284,403	$ 17,508

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$ 8,750	$ -
Cash Paid during the period for Income Taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Notes Payable Issued for Inventory and Equipment	$ 250,000	$ -
Common Stock Issued for Services	2,518,211	-
Common Stock Issued for Conversion of Promissory Notes	362,791	130,852
Common Stock Issued for Property and Equipment	-	8,000

The accompanying notes are an integral part of these financial statements.

US FARMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The Company presently has eleven wholly owned subsidiaries: American Nursery Exchange, Inc. (ANE); California Management Solutions, Inc. (CMS); California Produce Exchange, Inc. (CPE); American Aloe Vera Growers, Inc. (AAVG); Imperial Ethanol, Inc. (IE); Sammy’s Produce, Inc. (SPI); US Ag Transportation, Inc (USAT); US Produce, Inc. (USPI); Texas Garlic & Spice, Inc. (TGS); US Trading Group, Inc. (USTG); and World Garlic & Spice, Inc. (WGS).

These subsidiaries grow and sell the various farm products the Company is now producing. ANE, CPE, AAVG, and IE are the four primary operating business segments.

b.

Accounts Receivable

The Company reviews its accounts receivable periodically in terms of allowance for doubtful accounts. At September 30, 2007, the Company has reserved $60,000 for doubtful accounts.

c.

Inventory

The Company values its inventory under the average method costing under the lower of cost or market method. Inventory at September 30, 2007 consisted of finished goods and raw materials.

d.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Nine Months Ended
September 30,
2007

Profit (Loss) (numerator)	$ (3,981,069)

Shares (denominator)	30,497,897

Per share amount	$ (0.13)

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

g.

Advertising and Promotion

The Company follows the policy of charging the costs of advertising and promotion to expense as incurred.  Advertising and promotion expense for the nine month period ended September 30, 2007 was $82,016.

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

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2007	2006
Machinery & Equipment	$ 51,460	$ -
Vehicles	62,333	8,000
Office Furniture & Equipments	11,919	-
Leasehold Improvements	7,969	-
Buildings & Greenhouses	102,638	-
Capitalized Aloe Crop Costs	159,137	-
Accumulated Depreciation and Amortization	(35,784)	(1,333)
Net Property and Equipment	$ 359,672	$ 6,667

We capitalize crop costs prior to the aloe crop becoming productive. These costs consist primarily of the costs of the crops and expenditures related to labor and materials to prepare the land. Amortization of such costs is done over the straight line basis estimated over 5 years. During the nine months ended September 30, 2007, the Company recorded depreciation and amortization expenses of $34,450.

NOTE 3 -

CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of September 30, 2007, the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $978,436 as follows:

Convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  As of September 30, 2006, this bond has matured and is in default.

Multiple unsecured convertible notes of $252,000, bearing various annual interest rates repayable in cash or shares of the Company at the option of the note holders. As of September 30, 2007, $146,000 of these notes have matured and are in default.

On March 22, 2007 the Company, through its wholly owned subsidiary American Nursery, Exchange, Inc., issued a $250,000 promissory note payable to Kurth Nurseries, Inc. for the acquisition of all of the existing plant inventory and equipment of Palm Mountain Nursery located in Vista, California. The four year note bears interest at the rate of 7% per annum with interest and principal due and payable monthly.  As of the period ended September 30, 2007, the balance owed Kurth Nurseries under the agreement was $183,936.

Non-convertible note payable of $42,500, bearing 10% interest per annum. As of September 30, 2007, this note has matured and is in default.

NOTE 4 – ACCRUED EXPENSES

As of September 30, 2007, accrued expenses consisted of the following:

	September 30,	December 31,
	2007	2006
Accrued Payroll and Payroll Taxes	$ 357,560	$ 257,560
Accrued Legal & Audit Fees	50,000	-
Accrued Penalties and Interest	158,199	158,199
Other Accrued Expenses	169,748	156,648
Total Accrued Expenses	$ 735,507	$ 572,407

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

a.

Common Stock

During the three months ended September 30, 2007, the Company issued 104,000 shares of restricted common stock for cash at $0.25 per share, 455,850 shares of restricted common stock for cash at $0.40 per share and 534,000 shares of restricted common stock as consideration for $293,980 in services rendered (an average of $0.55 per share).

b.

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 1,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.   As of September 30, 2007, the Company had 88,500 shares of Series B preferred stock issued and outstanding.

NOTE 6 -  SEGMENT INFORMATION

The Company adopted SFAS No.131 “Disclosures About Segments of an Enterprise and Related Information” in respect of its operating segments. The Company’s reportable segments, their subsidiaries, are managed separately because each segment requires different technology and marketing strategies.  The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The corporate assets consist of cash, accounts receivable, inventory, other assets and fixed assets. In determining operating income and loss by reportable segment, general corporate expenses and other income and expense items of a non reporting nature are not considered, as such items are not allocated to the Company’s segments. Segment information at September 30, 2007 is as follows:

	For the Nine Months Ended
	September 30, 2007

	AAVG	ANE	CPE	IE
Sales, net	$ 542,099	$ 127,046	$ 6,124,898	$ -
Cost of Good Sold	362,170	57,442	5,443,653	-
Gross Profit	179,929	69,604	681,245	-
Operating Expenses	127,955	180,823	692,660	26,912
Operating Income (Loss)	$ 51,974	$ (111,219)	$ (11,415)	$ (26,912)

The segments have $244,188 in cash, $1,504,411 in receivables, $728,610 in inventories, other current assets of $70,185, net fixed assets of $343,900 and Other Assets of $501,377. Accounts payable equaled $1,488,497 and a note payable for $183,937.

NOTE 7 -

GOING CONCERN

As reported in the financial statements, the Company has an accumulated deficit of $21,297,869 at September 30, 2007 and has incurred a significant loss from operations for the period then ended.  In addition, the Company was in default on certain of its promissory notes as of September 30, 2007.

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

The Company also has a judgment filed against it by AA One Litho in San Diego Superior Court for services rendered in the amount of $15,522.80, including interest and related costs at December 31, 2005.

The Company also has a judgment filed against it by Fox Sports World for services rendered in the amount of $11,000.

During the third quarter of 2005, a judgment was filed in San Diego Superior Court in the amount of $33,747.36, including interest and related costs by McCullough and Associates, the Company's former counsel.

During 2006, the Company entered into a one year lease agreement for a 5 acre nursery/greenhouse facility for its ANE potted plants in Valley Center, California at $4,500 per month.  This agreement is in the process of renewal and is currently operating on a month to month basis.

During 2007, the Company renewed a one year lease agreement for 70 acres of farm land for its AAVG aloe vera crop in Calipatria, California at $1,750 per month.

During 2007, the Company entered into a five year lease agreement for 13.5 acres of nursery land for its ANE palms, cycads and jade plants  in Rainbow, California at $1,200 per month.

During 2007, the Company entered into a one year lease agreement for a 1,440 square foot office trailer  in Rainbow, California at $700 per month.

During 2007, the Company entered into a one year lease agreement for 140 acres of farm land for its CPE asparagus crop in Calipatria, California at $3,500 per month.

During 2007, the Company entered into a master lease agreement for trucks and trailers for its USAT trucking operations in San Diego, California at $3,000 per month.

During 2007, the Company entered into a three year lease agreement for its Corporate Offices in San Diego, California at $1,550 per month.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2007, we issued a total of 190,000 shares of our common stock to 9 accredited individuals for $76,000 in cash received.  We sold the shares at $0.40 per share.

Subsequent to the quarter ended September 30, 2007, we issued a total of 6,000 shares of our common stock to 1 individual for $3,000 in services rendered.  We value the shares at $0.50 per share.

Subsequent to the quarter ended September 30, 2007, we issued a total of 15,983 shares of our common stock to 1 individual for debt reduction of $6,393 ($0.40 per share).

In October 2007, the Company entered into a five year sub lease agreement  for a 20,000 square foot refrigerated warehouse/dry storage/office facility for its CPE produce operations in Los Angeles, California, at $16,000 per month.

In October, 2007, the Company entered into a five year lease agreement for 5 acres of nursery land for its ANE jade operations in Fallbrook, California at $900 per month.

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

•

unexpected natural disasters such as fires or earthquakes that may delay or impact operations and/or facilities located in Southern California;

•

actions and initiatives taken by both current and potential competitors;

•

inability to raise additional financing for working capital;

•

loss of customers or sales weakness;

•

deterioration in general or regional economic conditions;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

inability to efficiently manage our operations;

•

inability to achieve future sales levels or other operating results;

•

the unavailability of funds for capital expenditures;

•

the ability of our management to implement our business strategy;

•

our ability to recruit and hire key employees; and

•

the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

US Farms, Inc. (formerly International Sports and Media Group, Inc. and San Diego Soccer Development Corporation), (“US Farms”) was incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc.  We engaged in no operations prior to February 10, 2000. On July 14, 2006, shareholders elected to change the corporate name to US Farms, Inc., to adequately reflect our current business model expansion into the agricultural business.

US Farms is a diversified agricultural company. We currently grow, market and distribute agricultural products through a number of wholly-owned subsidiaries. The agricultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States. Through internal growth and strategic acquisitions we are expanding the market share in our nursery and specialty produce segments.

CURRENT OPERATIONS

US Farms presently has eleven wholly-owned subsidiaries of which nine are currently operational at this point in time.  However, in order to simplify our operations and accurately describe our business segments we have divided operations into 4 reportable business segments (American Aloe Vera Growers, American Nursery Exchange, California Produce Exchange, and Imperial Ethanol) which are described below in greater detail.  We believe separating the business segments better aligns our operations with other food and agricultural companies as well as assists in the internal management reporting procedures and practices.

AAVG

American Aloe Vera Growers (AAVG) farms and sells domestically grown aloe vera potted plants, aloe vera boxed produce and bulk aloe vera leaves to brokers, wholesalers and directly to retailers.  The AAVG segment currently operates a 70 acre farm in Imperial County, California where produce and bulk product are packaged then shipped.  Aloe pups are picked then shipped to AAVG’s 100,000 square foot greenhouse facility in San Diego, County where they are potted, grown to various sizes and staged for delivery.

The competition for AAVG’s aloe leaf is primarily from Mexican growers. Competition for its potted aloe plants is from very small regional growers. Management believes AAVG has significant competitive advantages in this segment due to climate, an irrigated crop which provides superior product, and logistics of the aloe being grown in Southern California.

ANE

American Nursery Exchange (ANE) grows and sells palms, jade, cycads and other potted plants to grocery stores, garden centers, landscapers, home improvement centers and via mail order.  In March of 2007, ANE acquired the existing plant inventory and other specific assets of Palm Mountain Nursery located in San Diego County, California. The company leases a 14 acre property in San Diego County, California where the palms, jade, cycads and other potted plants are grown and shipped.  ANE has completed the construction of a two acre shade house for the nursery facility in San Diego County.  Subsequent to the quarter ended September 30, 2007, ANE entered into a 5 year lease for a nursery facility in Southern California, which will be used for the jade plant production and stock fields.  The competition for the nursery products offered through ANE is significant; however, management believes that its focus on high end palms and cycads for landscape/interscape and jade plants will provide competitive advantages.

CPE

California Produce Exchange (CPE) distributes a variety of bulk vegetables and fruits to brokers, distributors, food converters and grocery stores.  CPE Asparagus was grown on approximately 210 acres in the Imperial Valley of California under an agreement with Phrixus Holdings, Inc.  This agreement has been terminated with the Company currently growing approximately 140 acreas of asparagus under an agreement with Vail Ranches, LLC. The asparagus sales for the first quarter of 2007 were transacted though an arrangement with Five Crowns Marketing, Inc. which may or may not be continued for fiscal 2008.  Under this business segment we intend to operate our subsidiaries of Sammy’s Produce, Inc. and World Garlic & Spice, Inc.  Additionally, subsequent to the quarter ended September 30, 2007, we executed a sublease for a warehouse facility in Los Angeles, which includes freezer storage and will be used exclusively for our produce business.  The competition for CPE’s produce products is intense on the local, regional and international arenas. Management believes that its experienced sales staff, customer service levels and geographic location will help provide competitive advantages.

IE

Imperial Ethanol (IE) is in the due diligence and developmental process of establishing a corn-based dry-mill fuel ethanol production facility in Southern California.  Imperial Ethanol has initiated the due diligence process on the Ethanol industry and has received favorable results from a feasibility study conducted on its proposed dry-mill corn-based fuel ethanol production facility in Southern California. The report was conducted by BBI International, a Salida, Colorado based independent Biofuels service firm. The study found that the proposed facility in the Imperial Valley of Southern California combines the advantages of a large local ethanol market with an ethanol selling price above the national average with the opportunity to sell distillers grains into the local cattle feed markets.This project is currently on hold.

In addition to separating the various business segments of US Farms, we believe the company has been positioned to adjust to the challenges in the business as well as being able to capitalize on future growth opportunities.  US Farms will continue to focus on providing customers with high-quality products and value added services as it continues to expand its market share and provide products at competitive costs.  Additionally, US Farms intends to pursue additional strategic acquisitions of complimentary products and companies.

Results of Operations for the Three Months Ended September 30, 2007 and 2006.

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

Our three months ended September 30, 2007 and the first nine months of 2007’s operating results are not comparable to the prior year as we refocused our business activities in the agricultural sector during the second and third quarters of 2006 but was not completely operational during the 2006 periods.  As a result of this business refocus, we account for activities in new business segments.  Interim results remain subject to significant seasonal variations and are not necessarily indicative of results of operations for a full fiscal year.

The first nine months of 2007 was dominated, from a sales and operating income basis, by the impact of the California winter asparagus sales and the brokering sales of fresh tomatoes and garlic through our CPE subsidiary.  During this period we also completed the purchase of an independent nursery’s assets, continued full operation of the 70 acre aloe crop in our AAVG subsidiary and received the completed feasibility study on the IE segment.

Net Sales

Net sales for the three months ended September 30, 2007 were $2,726,294 compared to $214,509 in the three months ended September 30, 2006.  We refocused our business activities in the agricultural sector during the second and third quarters of 2006 and therefore our operating results are not easily comparable.  However, the increase in revenues during the three months ended September 30, 2007 was primarily the result of CPE’s brokering sales of tomatoes and garlic.  CPE’s net sales consisted of $2,490,700 or 91.4% of the consolidated net sales.

Net sales from AAVG for the three months ended September 30, 2007 were $217,446 which made up 8.0% of the consolidated net sales. Net sales from AAVG for the three months ended September 30, 2006 were $204,418, which made up approximately 95.3% of the consolidated net sales.  The sales increase was due mainly to having the inventory in stock to fulfill more customer orders. AAVG’s net sales primarily consisted of aloe vera plants and aloe produce being sold to retailers and brokers.

Net sales from ANE for the three months ended September 30, 2007 were $10,008 which made up approximately 0.4% of the consolidated net sales.  Net sales from ANE for the three months ended September 30, 2006 were $8,991 which made up approximately 4.2% of the consolidated net sales.  The three months ended September 30, 2006 was the first quarter in which ANE produced sales and the majority of the sales consisted of palms, cycads and mail orders.

The Imperial Ethanol business segment is still in the developmental stage and therefore has had no revenues since its inception and has not produced any sales activity and this project is currently on hold.

Cost of Sales:

Cost of sales for the three months ended September 30, 2007 was $2,575,544 versus $194,425 for the three months ended September 30, 2006.  This increase is due to the growth in sales volume and the fact that during the second and third quarters of 2006 the Company was in the early phases of transitioning into the agriculture business.

Gross Profit:

Gross profit as a percentage of net sales decreased from 9.4% for the three months ended September 30, 2006 to 5.5% for the three months ended September 30, 2007.  The gross profits as a percentage of revenues were not reflective of what would be considered typical as AAVG and ANE were in the start-up phases during 2006.  However, the gross margin for the three months ended September 30, 2007 more accurately reflects the product sales mix, which includes produce products and those will have lower gross margins than our nursery and aloe products.  CPE’s gross margin accounted for 67% of the consolidated gross profit.

Of the consolidated gross profits, AAVG contributed approximately 45% and ANE reduced gross profit by $7,495.  Low sales volume and fixed facility and labor costs were the reasons for the negative gross profit in ANE.  Management believes AAVG’s net sales and gross profit will be cyclical with the second and third quarters of the fiscal year providing the bulk of its operating profits.  The majority of ANE’s net sales and gross profit are anticipated to be realized in future periods as the existing inventory of palms, cycads and jade plants grow to maturity.

OPERATING EXPENSES AND NET LOSS:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2007 compared to September 30, 2006.

For the Three Months Ended
September 30,	September 30,	Increase/(Decrease)
2007	2006	$	%

Sales, General and Administrative Expenses	$ 1,388,050	$ 1,337,522	$ 50,528	4%
Depreciation and Amortization	17,834	46	17,788	38670%
Total Operating Expenses	1,405,884	1,337,568	68,316	5%

Net (Loss)	$ (1,284,670)	$ (1,249,706)	$ 34,964	3%

Sales, General and Administrative expenses:

 Sales, general and administrative expenses were $1,388,050 for the three months ended September 30, 2007 versus $1,337,522 for the three months ended September 30, 2006, which resulted in an increase of $50,528 or 4%.  This increase is due to the addition of sales and corporate staff and consulting services that support current and future operations.

Depreciation and Amortization:

Depreciation and amortization expense was $17,834 for the three months ended September 30, 2007 versus $46 for the three months ended September 30, 2006, which resulted in an increase of $17,788. This increase is do to the Company’s purchases of  machinery equipment, vehicles, a shade house and the aloe crop to support current and future operations.

Total Operating expenses:

Total operating expenses were $1,405,884 for the three months ended September 30, 2007 versus $1,337,568 for the three months ended September 30, 2006.  This resulted in an increase of $68,316 or 5% compared to the same period of 2006.  This increase is due to the addition of sales and corporate staff, consulting services and the increase in depreciation and amortization associated with the Company’s fixed asset purchases.

Net Loss:

The net loss for the three months ended September 30, 2007 was $1,284,670, versus a net loss of $1,249,706 for the three months ended September 30, 2006, which was an increase of $34,964.  The increase in the net loss is primarily attributable to the ramping up of US Farms operations in the agricultural sector and the start-up of several subsidiaries. During the three months ended September 30, 2007, operations have fully commenced in the agricultural business but at this point may not be indicative of results of operations for a full fiscal year due to seasonal variations and the start-up nature of this line of business.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006.

Net Sales

Net sales for the nine months ended September 30, 2007 were $6,802,764 compared to $214,509 net sales in the nine months ended September 30, 2006.  The Company refocused its business activities in the agricultural sector during the second and third quarter of 2006 and therefore our operating results may not be exactly comparable or indicative of future results.

Additionally, the company is subject to seasonal variations thereby making the interim reports not necessarily indicative of a full fiscal year.  The increase in revenues during the nine months ended September 30, 2007 was primarily a result of CPE’s brokering sales of tomatoes, winter asparagus during the first half of 2007 and garlic.  CPE’s net sales consisted of $6,124,898 of the consolidated net sales or 90%.

Net sales from AAVG for the nine months ended September 30, 2007 were $542,099, which made up 8.0% of the consolidated net sales.  Net sales from AAVG for the nine months ended September 30, 2006 were $204,418, which made up 95.3% of the consolidated net sales.  During the nine months ended September 30, 2006 we had not begun full operations under our CPE segment and therefore the majority of our sales came from AAVG.  AAVG’s net sales primarily consisted of aloe vera plants and aloe produce being sold to retailers and brokers.

Net sales from ANE for the nine months ended September 30, 2007 were $127,046, which made up 1.9% of the consolidated net sales. Net sales from ANE for the nine months ended September 30, 2006 were $8,991 which made up 4.2% of the consolidated net sales.

Cost of Sales:

Cost of sales for the nine months ended September 30, 2007 was $5,881,858, versus $194,425 during the nine months ended September 30, 2006.  By the end of the nine months ended September 30, 2007, we have commenced operations in three of the four business segments and experienced cost of sales associated to these three segments.  In contrast, during 2006, we had only recently begun operations and therefore had minimal cost of sales associated with these business segments and do not believe it was representative of typical cost of sales for future periods.  AAVG’s cost of sales was $362,170; ANE’s cost of sales was $57,442; and CPE’s cost of sales was the highest with $5,443,653 during the nine months ended September 30, 2007.

Gross Profit:

Gross profit as a percentage of net sales increased from 9.4% for the nine months ended September 30, 2006 to approximately 13.5% for the nine months ended September 30, 2007.  The majority of the increase, approximately $900,822, in gross profit was due to produce sales and having nine months of full activity of the AAVG and ANE business segments. CPE’s gross margin was 74.0% of the consolidated gross profit.  Management believes CPE’s business segment will not be as cyclical in nature as compared to other business segments of the company but rather be more dependent on product mix, supply, and market pricing.

Of the consolidated gross profits for the nine months ended September 30, 2006, AAVG contributed 29% and ANE contributed 8%.  As mentioned previously, management believes AAVG’s net sales and gross profit will be cyclical with the second and third quarters of the fiscal year providing the bulk of its operating profits.    The majority of ANE’s net sales and gross profit will be realized in future periods as the existing inventory of palms, cycads and jade plants grow to maturity.

OPERATING EXPENSES AND NET LOSS:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2007 compared to September 30, 2006.

	For the Nine Months Ended
	September 30,	September 30,	Increase/(Decrease)
	2007	2006	$	%
Sales, General and Administrative Expenses	$ 4,791,841	$ 2,796,406	$ 1,995,435	71%
Depreciation and Amortization	34,450	1,000	33,450	3345%
Total Operating Expenses	4,826,291	2,797,406	2,028,885	73%

Net Loss	$ (3,981,069)	$ (2,777,615)	$ 1,203,454	43%

Sales, General and Administrative expenses:

Sales, general and administrative expenses were $4,791,841 for the nine months ended September 30, 2007 versus $2,797,406 for the nine months ended September 30, 2006, which resulted in an increase of $1,995,435 or 71%.  As mentioned above, the primary increase was due to the Company’s expansion in the agricultural business and the addition of sales and corporate staff and consulting services that support current and future operations. The Company’s operations have commenced in three of the four business segments and therefore have incurred additional general and administrative expenses.

Depreciation and Amortization:

Depreciation and amortization expense was $34,340 for the three months ended September 30, 2007 versus $1,000 for the three months ended September 30, 2006, which resulted in an increase of $33,450. This increase is do to the Company’s purchases of  machinery equipment, vehicles, a shade house and the aloe crop to support current and future operations.

Total Operating expenses:

Total operating expenses were $4,826,291 for the nine months ended September 30, 2007 versus $2,797,406 for the nine months ended September 30, 2006.  This resulted in an increase of $2,028,885, or 73%, over the same period in 2006.  Although the business segment of IE has not commenced operations as of yet it did incur approximately $27,000 in expenses relating to the preparation and finalization of the feasibility study for IE’s corn-based dry-mill fuel ethanol production facility during the nine months ended September 30, 2007.  Additionally, this increase is due to the increase in sales and corporate staffing, consulting services and the increase in depreciation and amortization associated with fixed asset purchases as the Company continues to implement its growth and expansion plans.

Net Loss:

The net loss for the nine months ended September 30, 2007 was $3,981,069, versus a net loss of $2,777,615 for the nine months ended September 30, 2006, which was an increase in the net loss of $1,203,454 or 43%.  The increase in net loss is primarily attributable to US Farms becoming operational in its new line of business in the agricultural industry.  Management expects that operating losses may continue as it continues to expand in this industry.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2007 compared to December 31, 2006.

	September 30,	December 31,	Increase/(Decrease)
	2007	2006	$	%
Current Assets	2,631,548	81,826	$ 2,549,722	97%

Current Liabilities	3,470,965	3,012,448	458,517	13%

Working Capital Surplus (Deficit)	$ (839,417)	$ (2,930,622)	$ 2,091,205	249%

As of September 30, 2007, the Company had total cash and current assets of $2,631,548, and current liabilities of $3,470,965 resulting in a working capital deficit of $839,417.  The Company’s available sources for generating cash for working capital is through the issuance of common stock and notes payable and, eventually, through the development of profitable operations.

Our future capital requirements will depend on many factors, including the expansion of our business in the agriculture industry; increased sales in our four business segments; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses.  During the end of 2006 through the third quarter of 2007, we conducted a private placement of equity units that consisted of one share of common stock and one warrant at a price of $0.25 per unit.  Additionally, we conducted a private placement of our common stock at a price of $0.40 per share during the three months ended September 30, 2007.  During the third quarter of 2007 we raised approximately $26,000 from the sale of 104,000 shares of restricted common stock at $0.25 per share and $182,340 from the sale of 455,850 shares of restricted common stock at $0.40 per share.

As of September 30, 2007, the Company had convertible and other third party debt obligations in default, excluding related accrued interest, totaling $688,500 as follows:

Convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.

Multiple unsecured convertible notes of $146,000, bearing various annual interest rates repayable in cash or restricted common shares of the Company at the option of the note holders.

Non-convertible note payable of $42,500, bearing 10% interest per annum.

There is no assurance that we will be able to raise any additional funds through the issuance of convertible debentures, equity issuances or that any funds made available will be adequate for us to continue as a going concern.  Management is presently negotiating with the various debt holders of the Company to restructure the amounts and terms of repayment. Management believes that there is a reasonable likelihood that a significant portion of our debts can be settled through such negotiation; however, there is no assurance that these efforts will be successful.  If we are not able to restructure the debt obligations, there is doubt that the Company can continue as a going concern.  Further, if we are not able to generate positive cash flow from operations, or unable to secure adequate funding under acceptable terms, there is substantial doubt that the Company can continue as a going concern.

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

Going Concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $21,297,869 as of September 30, 2007.  In addition, the Company was in default on certain of its promissory notes and other debt obligations on September 30, 2007.  These factors create uncertainty about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risks Relating To Our Business and Marketplace

If a catastrophe were to strike our facilities in Southern California, we may be unable to operate our business competitively.

Our facilities in Southern California may be affected by catastrophes such as fires, earthquakes, or sustained interruptions in electrical service.  Earthquakes and fires are of particular significance to us because our facilities are located in earthquake and fire prone areas of Southern California.  Some of our facilities were located a short distance from the recent wildfires in Southern California that destroyed many homes and businesses.  In the event any of our existing facilities, products, or equipment are affected by man-made or natural disasters, we may be unable to process our customers’ requests and deliveries in a timely manner and cause us to incur additional expenses.  Additionally, we may be unable to operate our business in a commercially competitive manner.

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

            Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  We have not been late in our reports to the Commission through the period ended September 30, 2007.  If we do meet the obligations of this rule, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Yan Skwara, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) and as of the end of the period covered by this Report.  Based on that evaluation, Mr. Skwara concluded that our disclosure controls and procedures were not effective in timely alerting him to material information due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management had identified the following material weakness, which caused management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

In the quarter ended June 30, 2007, we calculated the values of shares issued for consulting services at a price other than fair market value and therefore have amended our Form 10-QSB filing for the June 30, 2007 period to revalue those shares at the fair market value.

2.

As a result of having to revalue shares issued for services our general and administrative expenses were increased by approximately $907,284 for the three months ended June 30, 2007 and carried throughout the financial statements for that period ended June 30, 2007.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements

The following table summarizes the shares sold pursuant to the private placement during the three months ended September 30, 2007 at a price of $0.25 per unit.  We believe the issuance of the shares and warrants described below were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares and warrants were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares and warrants were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to granting the shares and warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Date Range	Number of Shares Sold	Number of Warrants Sold	Number of Investors	Gross Proceeds	Sales Commissions	Warrant Exercise Price	Warrant Expiration Date
07/01/07- 09/30/07	64,000	104,000	2	$16,000	N/A	$0.50	11/28/09 (2)
07/01/07- 09/30/07	40,000	40,000	1	$10,000	$1,500 Commission to Westcap (1)	$0.50	11/28/09 (2)

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

The following table summarizes the shares sold pursuant to the private placement during the three months ended September 30, 2007 at a share price of $0.40 per share.  We believe the issuance of the shares described below were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to granting the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Date Range	Number of Shares Sold	Number of Investors	Gross Proceeds	Sales Commissions
07/01/07- 09/30/07	455,850	21	$182,340	$0

Services

During the three months ended September 30, 2007, we issued a total of 534,000 shares of our common stock in exchange for consulting services rendered and to be rendered to the Company.

Name	Number of Shares	Value	Per Share Value	Type of Services
Alan Holmes	20,000	$14,200	$0.71	Consulting
Trisha Bollman	250,000	$130,000	$0.52	Consulting
Edward Wieczorek	200,000	$114,000	$0.57	Consulting
Jim Lee	50,000	$28,500	$0.57	Consulting
Sylvia Snyder	10,000	$5,200	$0.52	Consulting
Financial Media Productions, Inc.	4,000	$2,080	$0.52	Consulting

Subsequent Issuances

Subsequent to the quarter ended September 30, 2007, we issued a total of 190,000 shares of our common stock to 9 accredited individuals for  $76,000 in cash received.  We valued the shares at $0.40 per share.

Subsequent to the quarter ended September 30, 2007, we issued a total of 6,000 shares of our common stock to 1 individual for $3,000 in services rendered.  We valued the shares at $0.50 per share.

Subsequent to the quarter ended September 30, 2007, we issued a total of 15,983 shares of our common stock to 1 individual for debt reduction of $6,377 ($0.40 per share).

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

Issuer’s Repurchases during the Quarter

We did not repurchase any of our securities during the quarter ended September 30, 2007.

Item 3.

 Defaults Upon Senior Securities

As of September 30, 2007, we had convertible and other third party debt obligations, excluding related accrued interest, which are in default:

A convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.

Multiple unsecured convertible notes totaling $146,000, bearing various annual interest rates repayable in cash or shares of the Company at the option of the note holder.

A non-convertible note payable of $42,500, bearing 10% interest rate per annum.

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

During the preparation of the Form 10-QSB for the period ended September 30, 2007, our management, in consultation with our independent registered public accounting firm, Gruber & Company, LLC, concluded that the previously issued financial statements contained in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 should not be relied upon for the reasons set forth below and that we have restated these financial statements to make the necessary accounting corrections.

In the process of reviewing our financial statements we discovered that we had calculated the value of shares issued for consulting services during the quarter ended June 30, 2007 at a price other than fair market value.  As a result of having to revalue shares issued for services our general and administrative expenses were increased by approximately $907,284 for the three months ended June 30, 2007.

We have reviewed and discussed these issues as well as the required accounting treatment and disclosure with Gruber & Company. We have determined that the impact of the errors reported in our previously reported financial statements would be material if the errors were not corrected. As a result, we amended our Quarterly Report on Form 10-QSB for the period ended June 30, 2007, to restate our financial statements to correct the errors in the period in which they originated.

Item 6.  Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
4.4	Securities Purchase Agreement		8-K		4.4	06/12/07
4.5	Subscription Agreement		8-K		4.5	06/12/07
4.6	Securities Purchase Agreement with Westcap as the Placement Agent		8-K		4.6	06/12/07
4.7	Subscription Agreement in conjunction with Westcap offering		8-K		4.7	06/12/07
10.11	Employment Agreement with Iradjemr Shadfar		10-QSB	06/30/07	10.11	8/20/07
31	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Farms, Inc.

(Registrant)

By: /s/ Yan K. Skwara

Yan K. Skwara, Chief Executive Officer

(On behalf of the Registrant and

as Principal Financial Officer)

Date: November15, 2007

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

Date: November 15, 2007

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of US Farms, Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yan K. Skwara Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

November 15, 2007