Form 10KSB
period 2007-12-31
US FARMS, INC.
filed 2008-04-15
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(949) 798-5541

Fax (949) 258-5112

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

Issuer’s revenues for the fiscal year ended December 31, 2007: $9,460,585.

As of April 14, 2008, the aggregate market value of the voting  and non-voting  common equity held by non-affiliates was $4,879,531, based on based upon the average bid and ask price of $0.12 reported for such date on The OTC Bulletin Board.

The number of shares of Common Stock, $0.001 par value, outstanding on April 14, 2008, was 44,848,733 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for the ongoing securities laws, we do not intend and undertake no obligation to update forward-looking statements after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

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

•

our current deficiency in working capital;

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this form 10-KSB references to “US Farms”, “the Company”, “we,” “us,” and “our” refer to US FARMS, INC. and all of its wholly owned subsidiaries.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART  I

ITEM 1.

DESCRIPTION OF BUSINESS

(a) Business Development

US Farms, Inc. (“US Farms”) was originally incorporated on December 12, 1995, under the laws of the state of Nevada under the name Roller Coaster, Inc.  Since its incorporation, the Company has held multiple corporate names such as San Diego Soccer Development Corporation and International Sports and Media Group.  However, we did not engage in any operations prior to February 10, 2000.  In July of 2006, we obtained majority shareholders consent to change our corporate name to US Farms, Inc., which indicated our change in our business model and transition into the industry of agricultural business.

(b) Our Business

US Farms is a diversified commercial farming, nursery and brokerage company based in Southern California. Currently, the Company’s principal operations are located in Southern California in the Imperial Valley, North County San Diego and Los Angeles.

Principal Products and Services

US Farms presently has eleven wholly-owned subsidiaries of which nine are currently operational at this point in time.  However, in order to simplify our operations and accurately describe our business segments we have divided operations into 4 reportable business segments (American Aloe Vera Growers, American Nursery Exchange, California Produce Exchange, and Imperial Ethanol).  We believe separating the business segments better aligns our operations with other food and agricultural companies as well as assists in the internal management reporting procedures and practices.

Through our subsidiaries we offer various agricultural products and services.  Through American Aloe Vera Growers (“AAVG”), we grow aloe vera potted plants, aloe vera boxed produce and bulk aloe vera leaves to brokers, wholesalers and directly to retailers.  American Nursery Exchange (“ANE”) grows and sells palms, jade, cycads and other potted plants to grocery stores, garden centers, landscapers, home improvement centers and via mail order.  California Produce Exchange (“CPE”) distributes a variety of bulk vegetables and fruits to brokers, distributors, food converters and grocery stores.

AAVG

Our AAVG business segment incorporates our subsidiary, American Aloe Vera Growers, which is a domestic grower of aloe vera.  Aloe vera is a semi-tropical plant that has thick, tapered spiny leaves that grow from a short stalk near the ground.  Aloe vera cannot survive freezing temperatures and thereby making Southern California a great location to harvest this crop.  The biochemical products of aloe such as moisturizing and penetrating properties are well known, but it also thought to have analgesic properties that have not been clearly defined through controlled research and testing.

AAVG grows, packs and ships 3”, 4” and 6” potted plants for houseplants.  Aloe leaves are picked, cleaned, packaged, and transported to market daily.  The products are most often available in health food retailers and grocery stores.  We also sell bulk leaves which are also picked, cleaned, packaged, and transported to processors.  This product is sold by the ton to customers in the nutraceutical and cosmetic industries for use in dietary supplements, gels, creams, and other personal care products.

ANE

Our business segment of ANE is a floriculture supplier of select ornamental shrubs, color plants, container grown plants, and exotic palms and cycads.  Our subsidiary of American Nursery Exchange, Inc. is the subsidiary located in this business segment.  Two of the main products sold under this subsidiary is jade and our exotic palms and cycads.  Jade are succulent plants that sometimes have pink or white flowers and are popular as house plants around the world.  Cycads are tropical or subtropical that has a restricted geographical range.  The plants become salable in 1 to 3 years and are a high-dollar and high-margin product.

CPE

The CPE business segment includes our wholly-owned subsidiaries of: California Produce Exchange, Inc., US Trading Group, Inc., Sammy’s Produce, Inc. and World Garlic and Spice, Inc.  Through this business segment we grow and distribute fresh produce such as asparagus, tomatoes, and garlic.

Fresh market asparagus is a high-value, labor intensive perennial vegetable crop, which is harvested primarily in January through June.  About 74% of asparagus produced in the United States is intended for fresh market uses and the remainder of the crop is frozen or canned.  The Company hand picks, packs, and ships fresh “early season” asparagus between the months of January through March.

Garlic falls into three broad product segments, fresh market, dehydrating and seed stock, with each differentiated by the way the crop is grown, handled, and used.   Nearly all commercial garlic production is grown under contract between grower and buyers while much of the commercial product is shipped to specific locations from which the garlic is either processed for dehydration or moved to fresh market retail sales.  Towards the end of 2007, the Company sourced and began distributing fresh garlic to grocery stores, food processors, and wholesalers.

Tomatoes are the second highest ranked fresh market vegetable behind lettuce.  Florida and California are the two top fresh-tomato producing states in the United States and can be grown in California during most seasons except the winter season.  Imports compliment the seasonal production differences within the United States thereby enabling fresh market tomatoes to be sold in grocery stores year-round.  The Company sources and distributes fresh market tomatoes to grocery stores, food processors, and wholesalers throughout Southern California.  The Company intends to expand its distribution through the entire Southwest United States.

Distribution Methods of the Products

AAVG

The potted aloe vera plants, product and bulk leaves are sold directly through regional retailers or brokered to other regional and national wholesalers and retailers throughout North America.

ANE

ANE markets and sells to independent or chain garden centers, home centers, mass merchants, drug and grocery chains, wholesalers, landscapers, and large end-users like hotels, office parks, and golf courses.  Sales are usually through a direct sales force.  Marketing is also done through trade shows, advertising, catalogs, and direct mail.

CPE

Some of the products under the CPE business segment are farmed under contract with the remainder of the products being purchased from growers and large distributors.  The produce is sold in bulk to supermarkets, restaurant suppliers, and food processors.

Competition and Market Overview

The United States agriculture industry is a diverse economic sector accounting for nearly one-fifth of the U.S. gross national product, employing close to one-fourth of the U.S. labor force and operates in a highly competitive global context. The following are select statistics for the market segments in which US Farms competes.

AVVG

Aloe has one of the highest levels of recognition for herbs among the public and has a wide range of applications.  Continuing research on aloe’s medicinal properties has raised consumer awareness but a large population is still unaware of aloe’s benefits as a neutraceutical or functional food.  Products containing aloe vera represent in excess of $110 billion in annual revenues globally with approximately $34 billion in the U.S. alone.  Industries utilizing aloe include those of pharmaceutical, cosmetics, dietary supplements, and cleaning products.

Competition for aloe products is competitive with small growers in Texas and Florida as the only domestic competition.  Currently, our subsidiary of AVVG is the largest California grower and we are positioning ourselves to be one of the larger domestic aloe vera growers.

ANE

The United States is the world’s largest producer and market for nursery and greenhouse crops.  Nursery and greenhouse crops represent the third most important sector in U.S. crop agriculture, ranking seventh among all commodities in cash receipts, and among the highest in net farm income.  California leads the industry in floriculture sales with $1 billion and the nursery business is comprised of approximately 60,000 primarily small and regionally based growers.  Domestic consumption reached $6.2 billion in 2005, representing a wholesale consumption of $56 of floriculture (flowering plants) per domestic household.  The fastest growing crop group was potted foliage plants for indoor or patio use, maintaining a 5% increase in 2005 and has averaged 5% increase since 2003.

Competition for ANE’s nursery products is very competitive with their main competitors being Hines Horticulture, Inc., Nurserymen’s Exchange, Monrovia Nurseries, and Color Spot Nurseries.  Recent trends in the retail distribution channel, such as the expansion of large “big box” retailers emphasizing the lawn and garden category have increased consumer exposure.  However, the production of floral and nursery crops is increasingly capital-intensive.  This is a result of the mass-market sales in big discount stores and supermarkets as well as the switching of growers traditionally producing agricultural commodities to floriculture products.  ANE believes it does have a competitive position or niche in having products that are not as widely grown such as the exotic palms and cycads.

CPE

The competition for our products under this business segment is intense and local, regional and international in scope.  Competition for fresh produce in California wholesale market is fragmented and highly price sensitive.  The main competitors for this business segment are Melissa’s Inc. and Fridas, Inc. With that being said, U.S. markets for fresh fruits and vegetables have been transformed in the past decade. Consumers are purchasing more produce, more exotic varieties, and more convenient portions and packaging. The implications of consumer demand filter through the marketing chain.  The foodservice sector has also increased as buyers of fresh fruits and vegetables, although merchant wholesalers have somewhat declined.  Retail companies have grown larger with mass merchandisers becoming more active in food marketing.

In 2006, California fresh market asparagus production was $71 million which was down 12% from 2005 due to weather and a reduction in harvested acreage from the 2005 season.  Essentially all of the U.S. commercial production of asparagus occurs in California, Michigan, and Washington.

Globally, China is by far the largest producer of garlic, producing over 75 percent of world tonnage. The United States ranks fourth behind India and the Republic of Korea. In the United States, the majority of fresh and processing garlic production and acreage is concentrated in California. At the farm level, the U.S. garlic crop is valued at about $200 million.  Changes in relative market prices and stock levels can prompt some shifting of sales between the three segments of fresh-market, dehydrating, and seed stock.

In 2006, nearly 2 million tons of commercial fresh-market tomatoes were produced in the United States with production valued at $1.4 billion, the second highest ranked fresh market vegetable behind lettuce at $2.1 billion.  In 2006, nearly 10.7 million tons of processing tomatoes were produced in the United States with production valued at $758 million.

Seasonality

AVVG and ANE business segments have significant seasonality in both growing operations and demand with the first and fourth quarters of a given year being the more profitable.  The second and third quarters are expected to have significantly lower revenues.

Our CPE business segment has a large degree of seasonality in the growing seasons and procurement of our produce.  However, the overall demand for our produce does not have significant seasonal variation.

Sources and Availability of Raw Material and Principal Suppliers

Our CPE business segment purchases bulk tomatoes and garlic as well as other materials used in our agricultural operations either directly from farmers or indirectly from large brokers.  Typically our materials are purchased on the open market and we are not a party to any annual or long term contracts. On a consolidated basis, our top 5 vendors accounted for 57% of the Company’s total purchase in 2007 with the top vendor, Expo Fresh, LLC accounting for 19%.

Dependence on One or Few Major Customers

US Farms main customers on a revenue basis were food processors, supermarkets, and restaurant suppliers.  On a consolidated basis our top 10 customers accounted for 49% of our total revenue in 2007.

Intellectual Property

We regard the protection of copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have not filed trademark applications for our brand and logos, which include our subsidiaries: American Nursery Exchange, California Management Solutions, California Produce Exchange, American Aloe Vera Growers, Imperial Ethanol, Sammy’s Produce, US Ag Transportation, US Produce, Texas Garlic & Spice, US Trading Group, and World Garlic & Spice.  However, we do anticipate filing for the trademarks of these names during the 2008 and consider the marks important to the marketing of our business.

Governmental Approval and Regulation

The California State Department of Food and Agriculture oversees the packing and processing of California produce and conducts tests for quality and packaging standards.  Various states have also instituted regulations providing differing levels of oversight with respect to weights and measures and quality standards.

As a result of our agricultural and food processing activities, we are subject to numerous environmental laws and regulations that govern the treatment, handling, storage, and disposal of materials and waste as well as the remediation of contaminated properties.

We seek to comply at all times with such laws and regulations and to obtain all necessary permits and licenses.  We believe our facilities and practices are sufficient to maintain compliance with applicable governmental laws, regulations, permits and licenses.  Nevertheless, there is no guarantee that we will be able to comply with all future laws and regulations or requirements for necessary permits and licenses.  Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.  In the event, any of these items occurred, our operations could be materially and adversely affected.

Research and Development

US Farms incurred approximately $60,000 and $10,000 in research and development costs during the years ended December 31, 2007 and 2006, respectively.  These expenses related to feasibility studies prepared regarding the building of an ethanol facility in the Imperial Valley of California for our wholly-owned subsidiary, Imperial Ethanol, Inc.

Costs and Effects of Compliance with Environmental Laws

We are subject to various environmental protection and occupational health and safety laws and regulations in the State of California. Our operations may emit or release certain substances, which may be regulated or limited by applicable laws and regulations. In addition, we handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies in our business. Handling hazardous or toxic materials and wastes is often subject to regulations and we incur costs to comply with health, safety and environmental regulations applicable to those activities. Compliance with environmental laws and regulations did not materially affect our capital expenditures or earnings in 2007, and, based on current laws and regulations, we do not expect that they will do so in 2008.

Personnel

As of December 31, 2007, we had approximately 37 employees.  Of those employees, 2 were officers, approximately 20 are salaried employees, and approximately 15 are hourly employees.  All of our employees are located in California and there are no organized labor agreements or union agreements between us and our employees.   We believe that our relations with our employees are good.  As we continue to expand and in the event we are able to achieve capital funding, we may experience increased growth as well as a significant change in the number of employees.  Additionally, we believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

ITEM 2.

DESCRIPTION OF PROPERTY

Corporate

Our corporate headquarters are located in San Diego, California, whereby we lease approximately 900 square feet for approximately $1,550 a month.  The Company entered into a three year lease that expires in May,2010.

In May 2007, the Company entered into a master lease agreement for trucks and trailers for its US Ag Transportation, Inc. subsidiary at $3,000 per month.

American Nursery Exchange

In June 2006, the Company entered into a one year lease agreement for a 5 acre nursery/greenhouse facility for its ANE potted plants in Valley Center, California at $4,500 per month.  This agreement is currently operating on a month to month basis at a monthly rate of $4,500

In February  2007, the Company entered into a five year lease agreement for 13.5 acres of nursery land for its ANE palms, cycads and jade plants  in Rainbow, California at $1,200 per month for its first year with annual increases up to $1,500 per month by the final year of the lease.

In March 2007, the Company entered into a one year lease agreement for a 1,440 square foot office trailer in Rainbow, California at $700 per month.  This space provides accounting and other support services to the Company and its subsidiaries.  The agreement is currently operating on a month to month basis.

In October, 2007, the Company executed a five year lease for five acres in Fallbrook, California, which will be dedicated to jade production and distribution.  The Company agreed to pay $900 a month for the first year and with annual rental increases up to $1,100 per month on the last year of the lease

American Aloe Vera Growers

In May 2007, the Company renewed a one year lease agreement for 70 acres of farm land for its aloe vera crop in Calipatria, California at $1,750 per month.  The Company anticipates a renewal lease will be executed.

California Produce Exchange

In April 2007, the Company entered into a verbal month-to-month agreement for a warehouse in Vista, California, for $4,500 a month.  This facility supports produce distribution for our Sammy’s Produce subsidiary.

In May 2007, the Company entered into a one year lease agreement for 140 acres of farm land for our winter asparagus crop in Calipatria, California at $3,500 per month.  The Company does not intend to renew this lease.

In October 2007, the Company’s subsidiary, CPE executed a sublease with U.S.A. Garlic & Spices, Inc. (“USA Garlic”).  USA Garlic executed a lease, (“Master Lease”) dated October 16, 2006 for approximately 14,500 square feet of cooler, dry storage, and office space within a larger facility in Los Angeles, California.  The term of the Master Lease was for five years and CPE has agreed to sublease for the remaining term of the Master Lease, which will expire on October 31, 2011.  Additionally, CPE paid USA Garlic $30,000 as a security deposit, which will be returned after the conditions specified in the Master Lease are satisfied at the expiration of the lease.  USA Garlic agreed to pay $16,000 a month as well as any additional cost over $60,000, which the landlord agreed to cover, to update the refrigeration on the leased premises.  CPE has agreed to pay the same monthly rental terms to USA Garlic as described in the Master Lease.  A guaranty was also executed on the Master Lease by Mr. Shadfar, who previously served as the Vice President of Marketing for CPE.

ITEM 3.

LEGAL PROCEEDINGS

On February 13, 2008, a lawsuit was filed by Donald Kurth claiming breach of contract and recovery of damages on account stated against American Nursery Exchange, a subsidiary of the Company.  The complaint was filed in the Superior Court of California and the complaint alleges material breach of contract for the sale of goods and for non-payment of a promissory note to Kurth Nurseries, Inc.

On March 11, 2008, Romona Button, holder of a Convertible Debenture, filed an Application For and Notice of Default in the Superior Court of Arizona. The $500,000 Convertible Debenture was issued on October 07, 2004 and bears 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  This Debenture has been in default since September 2006.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2007.

PART II

ITEM  5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) Market Information

The Company’s Common Stock is traded on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol “USFI”.  Our common stock has traded infrequently on the OTC:BB, which severely limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years.  The following table sets forth the trading history of our common stock on the Bulletin Board for each quarter of the years ended December 31, 2007 and 2006, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
3/31/2006	0.34	0.26	0.31
6/30/2006	0.40	0.32	0.39
9/30/2006	0.48	0.40	0.45
12/31/2006	0.50	0.45	0.49
3/31/2007	0.46	0.43	0.46
6/30/2007	0.67	0.61	0.64
9/30/2007	0.62	0.55	0.60
12/31/2007	0.48	0.44	0.47

(b) Holders of Common Stock

As of December 31, 2007 there were approximately 996 shareholders of record of US Farms’ 39,580,035 outstanding shares of common stock.

(c)  Dividends

The Company has never paid a cash dividend on its common stock.  We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future.   Payment of dividends is at the discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.  .

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

Private Placements

The following table summarizes the shares sold pursuant to the private placement during the three months ended December 31, 2007 at a share price of $0.40 per share.  We believe the issuance of the shares described below were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to granting the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Date Range	Number of Shares Sold	Number of Investors	Gross Proceeds	Sales Commissions
10/01/07- 12/31/07	422,500	19	$169,000	$0

Services

During the three months ended December 31, 2007, we issued a total of 356,000 shares of our common stock in exchange for consulting services rendered and to be rendered to the Company.

Name	Number of Shares	Value	Per Share Value	Type of Services
John Brosky	25,000	$10,750	$0.43	Consulting
Alan Klitenic	25,000	$130,000	$0.48	Consulting
Don Hejmanowski	100,000	$49,000	$0.49	Director compensation
Yan Skwara	100,000	$49,000	$0.49	Director compensation
Darin Pines	100,000	$49,000	$0.49	Director compensation
Richard Hon	6,000	$3,000	$0.50	Consulting

Promissory Notes

During the three months ended December 31, 2007, we issued 40,983 shares of our common stock to the following persons who held convertible promissory notes for a total of approximately $16,393.

Name	Dollar Amount Converted	Number of Shares	Date of Conversion
CRI Lighting	$6,393	15,983	10/9/2007
Alan Klitenic	$10,000	25,000	10/22/2007

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

Subsequent Issuances

Subsequent to the year ended December 31, 2007, we issued a total of 1,522,000 shares of our common stock to 23 accredited individuals for $159,700 in cash received.

Subsequent to the year ended December 31, 2007, we issued a total of 2,346,698 shares of our common stock to 36 individuals for $487,676 in services rendered.

Subsequent to the year ended December 31, 2007, we issued a total of 1,000,000 shares of our common stock to 1 individual for debt reduction of $100,000 ($0.10 per share) and 100,000 shares of our common stock to 1 individual for debt reduction of $15,000 ($0.15 per share).

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

Subsequent Issuances of Securities Registered Pursuant to Form S-8

The following list shows the shares issued from a Registration Statement on Form S-8 filed on April 4, 2008.

Person Issued to	Number of Shares	Value of Shares
Stoecklein Law Group	300,000	$51,000

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2007.

ITEM 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONIDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report.

OVERVIEW AND OUTLOOK

US Farms, Inc. is a diversified commercial Farming, Nursery and Brokerage company based in Southern California.  The Company’s principal operations are located in Southern California in the Imperial Valley, North County San Diego and Los Angeles.  US Farms, Inc. grows, markets and distributes horticultural products through a number of wholly owned subsidiaries which include: American Nursery Exchange, Inc. (ANE); California Management Solutions, Inc. (CMS); California Produce Exchange, Inc. (CPE); American Aloe Vera Growers, Inc. (AAVG); Imperial Ethanol, Inc. (IE); Sammy’s Produce, Inc. (SPI); US Ag Transportation, Inc (USAT); US Produce, Inc. (USPI); Texas Garlic & Spice, Inc. (TGS); US Trading Group, Inc. (USTG); and World Garlic & Spice, Inc. (WGS).

CURRENT OPERATIONS

In order to simplify our operations and accurately describe our business we have divided operations into 4 reportable business segments (American Aloe Vera Growers, American Nursery Exchange, California Produce Exchange, and Imperial Ethanol) which are described below in greater detail.  We believe separating the business segments better aligns our operations with other food and agricultural companies as well as assists in the internal management reporting procedures and practices.

California Produce Exchange (CPE) - grows and distributes produce such as asparagus, tomatoes and garlic, through retail and wholesale distribution channels in the continental United States.  CPE produce is sold in supermarkets, restaurant suppliers and food processors. This business segment includes the wholly owned subsidiaries of CPE, USTG, SPI and WGS.

American Nursery Exchange (ANE) – is a floriculture supplier of select ornamental shrubs, color plants, container grown plants, and exotic palms and cycads. Live foliage and trees are sold through wholesale distribution to landscapers, nurseries, supermarkets, and large retailers, and through direct mail covering North America. This segment includes the wholly owned subsidiary ANE.

American Aloe Vera Growers (AAVG) – is a domestic grower of aloe vera. The Company grows, packs and ships aloe vera plants, produce and bulk leaves through wholesale and retail channels throughout North America. AAVG products are sold in supermarkets, garden and home improvement centers, landscapers and retail outlets. This segment includes the wholly owned subsidiary AAVG.

Subsidiaries that are not included in these segments provide support and corporate services to the operating segments or are currently not operational.

Results of Operations for the years ended December 31, 2007 and 2006

US Farms, Inc. entered the farming and agricultural industry in the second quarter of 2006 and experienced revenues from its agricultural operations in the third quarter of 2006 through is AAVG business segment.  During 2007, the Company expanded operations through the acquisition of a nursery which was the foundation of the ANE business segment.  The expansion was also a result of the startup of the CPE business segment with the formation of Sammy’s Produce, Inc. and World Garlic and Spice, Inc. Therefore, the numbers for 2006 and 2007 are not directly comparable, as the Company was in the formative stage in 2006 versus a growth stage in 2007.

Revenue

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon shipment of product to the customer. Service revenue, including freight, storage and distribution charges are recorded when services are performed and sales of the related products are delivered.

The following table summarizes the Revenue by Operating Segment for the years ended December 31, 2007 and 2006:

	For the Year Ended
	December 31,		Increase/(Decrease)
Revenue by Operating Segment	2007	2006	$	%
California Produce Exchange	$ 8,628,922	$ -	$8,628,922	--

American Aloe Vera Growers	677,840	361,414	316,426	88%
American Nursery Exchange	126,409	-	126,409	--
Other	27,414	-	27,414	--
Total	$ 9,460,585	$ 361,414	$9,099,171	2,518%

Revenues for the year ended December 31, 2007, when compared to 2006, increased by $9,099,171, or 2,518%, due primarily to the revenues generated from the California Produce Exchange segment.  As can be seen from the table below, tomatoes, which we began selling in April 2007, accounted for $6,526,779, or 69.0%, of consolidated revenues.  The winter asparagus harvest which ran from January through March 2007 accounted for $1,495,506, or 15.8% of consolidated revenues.  Palms and cycad sales which began in March of 2007 totaled $126,409, or 1.3 % of consolidated sales.  Aloe vera, which includes potted aloe plants, bulk leaf and produce totaled $677,840, or 7.2% of consolidated revenues, which was an increase $316,426 or 87.6% over the previous year. In contrast, during the year ended December 31, 2006, aloe vera under our AAVG business segment had been our only revenue producing product.

	For the Year Ended
	December 31,
Revenue by Product Category	2007 $	2007%
Tomatoes	$ 6,526,779	69.0%
Asparagus	1,495,506	15.8%
Aloe Vera	677,840	7.2%
Garlic	606,637	6.4%
Palms & Cycads	126,409	1.3%
Other	27,414	0.3%
Total	$ 9,460,585	100.0%

Gross Margin

The following table summarizes the gross profit by each operating business segment for the years ended December 31, 2007 and 2006:

	For the Year Ended
	December 31,		Increase/(Decrease)
Gross Profit by Operating Segment	2007	2006	$	%
California Produce Exchange	$ 595,496	$ -	$ 595,496	--
American Aloe Vera Growers	141,075	36,141	104,934	290%
American Nursery Exchange	41,955	-	41,955	--
Other	(6,825)	-	(6,825)	--
Total	$ 771,701	$ 36,141	$ 735,560	2035%

Gross Profit by Operating Segment %
California Produce Exchange	7%	--
American Aloe Vera Growers	21%	10%
American Nursery Exchange	33%	--
Other	(25%)	--
Total	8%	10%

The majority of our gross profit increase of $735,560 was due to produce sales from the newly formed CPE business segment as well as having a full year’s activity of the AAVG business segment.  As previously mentioned for the year ended December 31, 2006, we did not have products of tomatoes, asparagus, garlic, palms and cycads so the gross profit received was from our aloe vera products.    The following table summarizes the gross profit by product category for the year ended December 31, 2007.

	For the Year Ended
	December 31,
Gross Profit by Product Category	2007_$	2007_GP %
Tomatoes	$ 136,381	2.1%
Asparagus	477,684	31.9%
Aloe Vera	141,075	20.8%
Garlic	(18,569)	-3.1%
Palms & Cycads	41,955	33.2%
Other	(6,825)	-24.9%
Total	$ 771,701	8.2%

Gross profit as a percentage of net sales decreased from 10.0% to 8.2% for years ended December 31, 2006 and 2007, respectively. This decrease is attributable to the sales mix change between the periods and the fact that the majority of the Company’s business segments were not operational in 2006.

Operating Expenses

The following table summarizes the operating expenses for the years ended December 31, 2007 and 2006:

	For the Year Ended
	December 31,		Increase/(Decrease)
Operating Expenses by Category	2007	2006	$	%
Sales, General and Administrative	$ 3,034,486	$ 1,176,252	$ 1,858,234	158%
Stock Compensation Expense	2,690,961	3,307,740	(616,779)	(19%)
Bad Debt Reserve Expense	150,000	-	150,000	--
Depreciation and Amortization	53,544	1,333	52,211	3,917%
Total Operating Expenses	$ 5,928,991	$ 4,485,325	$ 1,443,666	32%

Total operating expenses were $5,928,991 for the year ended December 31, 2007 versus $4,485,325 from 2006, which is an increase of $1,443,666 or 32%.  The majority of this increase, or $1,858,234, was in the sales, general and administrative category due to the Company’s expansion into the agricultural business and the addition of sales and corporate staff and consulting services that support current and future operations. Offsetting this increase in sales, general and administrative expense increase was a reduction in our stock compensation expense, of $616,779.  During the year ended December 1, 2007, the Company paid its consultants and employees less though stock issuances and more directly in cash.

In 2007, the Company reserved $150,000 for uncollectible accounts receivable primarily relating to the California Produce Exchange Segment. Depreciation and amortization expense increased $52,211 due to the Company’s purchases of machinery equipment, vehicles, a shade house and the aloe crop to support current and future operations.

Other Income and Expense

The following table summarizes the Other Income (Expense) by category for the years ended December 31, 2007 and 2006:

	For the Year Ended
	December 31,		Increase/(Decrease)
Other Income (Expenses)	2007	2006	$	%
Gain on Extinguishment of Debt	$ -	$ 98,256	$ (98,256)	(100%)
Derivative Expense	(662,088)	-	(662,088)	--
Interest Expense	(135,949)	(120,982)	(14,967)	12%
Total	$ (798,037)	$ (22,726)	$ (775,311)	3,412%

Other expenses for the year ended December 31, 2007, when compared to 2006, increased $775,311, due primarily to the derivative expense of $662,088 associated with the issuance of warrants, which is described in more detail in footnotes to the financial statements.  Additionally, the Company had a gain on extinguishment of debt in 2006 totaling $98,245 which was a non-recurring event.

Net Loss

The net loss for the year ended December 31, 2007 was $5,955,327, versus a net loss of $4,471,910 for year ended December 31, 2006, which was an increase of $1,484,417 or 33.2%.  The increase in net loss is primarily attributable to US Farms becoming operational in its new line of business in the agricultural industry.  Management expects that operating losses may continue as it continues to expand in this industry.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2007 compared to December 31, 2006.

	December 31,		Increase/(Decrease)
Working Capital Analysis	2007	2006	$	%
Current Assets	2,718,665	81,826	$ 2,636,839	97%
Current Liabilities	5,256,389	3,012,448	2,243,941	43%
Working Capital Surplus (Deficit)	$ (2,537,724)	$ 2,930,622)	$ 392,898	15%

As of December 31, 2007, the Company had total cash and current assets of $2,718,665, and current liabilities of $5,256,389 resulting in a working capital deficit of $2,537,724.  The Company’s available sources for generating cash for working capital is through the issuance of common stock and notes payable and, eventually, through the development of profitable operations.

Our future capital requirements will depend on many factors, including the expansion of our business in the agriculture industry; increased sales in our business segments; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses.  During the end of 2006 through December 31, 2007, we conducted a private placement of equity units that consisted of one share of common stock and one warrant at a price of $0.25 per unit.  During 2007 we raised approximately $4,092,049 from the sale of 15,816,750 shares of restricted common stock.

As of December 31, 2007, the Company had convertible and other third party debt obligations in default, excluding related accrued interest, totaling $858,852.  Of those in default was convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  Additionally, there were multiple unsecured convertible notes of $146,000, bearing various annual interest rates repayable in cash or restricted common shares of the Company at the option of the note holders.  There was also a non-convertible note payable of $42,500, bearing 10% interest per annum.

On March 31, 2008, a lawsuit was served to the Company for non-payment of a promissory note to Kurth Nurseries, Inc.  This suit was filed February 20, 2008 in a Superior Court in California.  The amount due on this note is $170,352.

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

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of customer and grower receivables, inventories, useful lives of property, plant and equipment, promotional allowances, income taxes, retirement benefits, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

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

Going Concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $23,396,921 as of December 31, 2007.  In addition, the Company was in default on certain of its promissory notes and other debt obligations on December 31, 2007.  These factors create uncertainty about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

Factors That May Affect Our Results of Operations

Risks Related to Our Business

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

Access to funds is essential to our agricultural business.  In the future we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to make acquisitions and other investments.  Our access to funding sources could be hindered by many factors.  Those factors that are specific to our anticipated line of business include the fact that our operations and products are regulated in the areas of food safety and protection of human health and the environment.

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

Our facilities in Southern California may be affected by catastrophes such as fires, earthquakes, or sustained interruptions in electrical service.  Earthquakes and fires are of particular significance to us because our facilities are located in earthquake and fire prone areas of Southern California.  Some of our facilities were located a short distance from the wildfires of 2007 in Southern California that destroyed many homes and businesses.  In the event any of our existing facilities, products, or equipment are affected by man-made or natural disasters, we may be unable to process our customers’ requests and deliveries in a timely manner and cause us to incur additional expenses.  Additionally, we may be unable to operate our business in a commercially competitive manner.

We and our growers are subject to the risks that are inherent in farming.

Our results of operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including reductions in the market prices for our products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding farming and the marketing of agricultural products.

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

We may incur material losses and costs as a result of product liability claims that may be brought against up or any product recalls that we may have to make.

The sale of food products for human consumption involves the risk of injury to consumers.  Such hazards could result from: tampering by unauthorized third parties; product contamination, such as e-coli, salmonella, or spoilage; the presence of substances, chemicals, and other agents; or residues introduced during the growing, storage, handling or transportation phases.  There can be no assurance that the product liability insurance held by the Company will be adequate to cover any loss or exposure for product liability, or that such insurance will continue to be available on acceptable terms.  Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim or product recall, could have a material adverse effect on the financial condition or results of operations of the Company.  Additionally, adverse publicity allegations, regardless if the allegations are true, of food quality, illness, or other health concerns may negatively affect our ability to distribute some of our products.

The acquisition of other businesses could pose risks to our operating income.

We intend to review acquisition prospects that would complement our business. While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the assimilation of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

Our ability to competitively serve our customers is a function of reliable and low cost transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our operating income.

We use multiple forms of transportation to bring our products to market. They include ocean, truck, and air-cargo. Disruption to the timely supply of these services or dramatic increases in the cost of these services for any reason including availability of fuel for such services, labor disputes, or governmental restrictions limiting specific forms of transportation could have an adverse effect on our ability to serve our customers and consumers and could have an adverse effect on our financial performance.

Risks Relating to Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  The OTC Bulletin Board website does not indicate the Company being late in its reports to the Commission through the period ended December 31, 2007.  If we do not meet the obligations of this rule, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

The value of our common stock may be adversely affected by market volatility.

The trading price of our common stock fluctuates and may be influenced by many factors, including:

•

Our operating and financial performance and prospects;

•

The depth and liquidity of the market for our common stock;

•

Investor perception of us and the industry and markets in which we operate;

•

Our inclusion in, or removal from, any equity market indices;

•

Changes in earnings estimates or buy/sell recommendations by analysts; and

•

General financial, domestic, international, economic and other market conditions;

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

ITEM 7.

FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through
F-17 of this Form 10-K.

ITEM 8.

CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

US Farms has not had any changes or disagreements with its independent auditors on accounting or financial disclosures.

Item 8A.

CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, Mr. Yan Skwara, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.  Based on the evaluation, Mr. Skwara concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Item 8A(T).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statement, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon the evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting for the following reasons:

•

Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of December 31, 2007 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.

•

Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.

•

We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure.

•

We did not maintain adequate segregation of duties within certain areas impacting our financial reporting.

While these control deficiencies did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitutes a material weakness.

To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses.  We are taking steps to implement additional review and approval procedures applicable to our financial reporting process, and are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

Not applicable.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and positions of US Farms’ executive officers and directors.

Name	Age	Position
Yan Skwara	43	Founder, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Donald Hejmanowski	48	Director(1)
Darin Pines	40	Chief Operating Officer and Director(2)

(1) Appointed April 5, 2006

(2) Appointed May 5, 2006 as a Director and September 6, 2007 as the Chief Operating Officer

Yan Skwara, Founder, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors - In 1997, Mr. Skwara founded US Farms and has served as the Chief Executive Officer, Principal Financial Officer and Chairman of the Board of Directors since then. Mr. Skwara has over 10 years experience managing early stage private and public companies. Mr. Skwara is responsible for overseeing the acquisition of companies and inventories while managing the internal growth of the company. He has also assisted in raising capital and the hiring of experienced management for the Company. Mr. Skwara attended California State University, Los Angeles and played professional soccer in Europe and the U.S. from 1983 to 1989.

Darin Pines, Chief Operating Officer and Director – has served on US Farms’ Board of Directors since May 5, 2006 and was appointed Chief Operating Officer on September 6, 2007. Mr. Pines has more than 18 years of experience in agricultural operations. In 1992, as a second generation farmer, Mr. Pines joined the management team of his family's nursery business where he was responsible for managing various nursery facilities, overseeing business development opportunities and creating and coordinating customer service policies and administration.  Mr. Pines also has an expertise in the growing of aloe vera plants.  Additionally, Mr. Pines is a long term member and participant of the San Diego Flower and Plant Association and the Produce Marketers Association. As the Chief Operating Officer of the Company, Mr. Pines will have full responsibility for all day-to-day operations, including nursery and farming operations, sales, growth, land acquisition and resource allocation, land use and productivity, subsidiary administration, and business development. Since joining the Company’s Board of Directors in May of 2006, Mr. Pines has been instrumental in the acquisition of both the farm and nursery properties, the strategic restoration of the nursery, development and planting of the Imperial Valley farm, and establishing the Company's proprietary farming techniques which has enhanced the quality and yield of its products.

Donald Hejmanowski, Director – Mr. Hejmanowski has over 25 years of experience in the financial markets. In 1980, he began a career in the brokerage community, going on to serve in various positions in the investment world, including stockbroker, branch manager, vice president of trading operations and as a principal of a firm. In 1990, Mr. Hejmanowski left the brokerage community to work directly for public companies, and with private companies seeking to go public. His work has included corporate capital structure, mergers and acquisitions. Mr. Hejmanowski has served on the board of directors of 3dShopping.com, an American Stock Exchange listed company, and four companies listed on the Over-the-Counter Bulletin Board: from January 2001 to February 2002, Mr. Hejmanowski served on the board of NuTek, Inc.; from February 2001 to November 2001, he served on the board of NetCommerce, Inc. and from December 2001 to May 2003, he served on the board of Photonics, Inc. He has also served on the compensation committee and audit committee for 3dShopping.com. Currently, Mr. Hejmanowski serves as a director of LitFunding Corp.  Mr. Hejmanowski has also served as an officer or director of five start-up private entities. In 1981, he earned his Bachelor of Science degree in finance and a Bachelor of Arts degree in economics from Eastern Illinois University.

The Board of Directors has analyzed the independence of each director and has concluded that none of the directors are considered independent  directors in accordance with the director independence standards of the American Stock Exchange.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No current Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company does not currently have a written audit committee charter or similar document.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2007, they were all current in their filings.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

(3)

Compliance with applicable governmental laws, rules and regulations;

(4)

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)

Accountability for adherence to the code.

US Farms adopted a corporate code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, which was filed as an exhibit 14 to its 2004 10-KSB.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are a small operating company with limited operations and resources.

ITEM 10.

EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended December 31, 2007, for services rendered in all capacities to US Farms, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yan K. Skwara, President and Chief Financial Officer	2007	$153,000	-	$245,000 (1)	-	-	-	-	$398,000
Darin Pines, Chief Operating Officer (2)	2007	$39,000	-	-	-	-	-	-	$39,000

(1)

Amount represents the estimated total fair market value of stock granted to Mr. Skwara pursuant to SFAS 123R, as discussed in Note 3 to our audited financial statements for the year ended December 31, 2007.  Additionally, Mr. Skwara received stock compensation for serving as a director, which is shown in the Director Compensation below.

(2)

Mr. Pines was appointed as the Company’s Chief Operating Officer on September 6, 2007.

Employment Agreements

On March 22, 2006, US Farms entered into an Employment Agreement with Yan K. Skwara, its Chief Executive Officer and President.  Pursuant to the Employment Agreement, Mr. Skwara will serve as President and Chief Financial Officer for an employment term through March 22, 2009. Mr. Skwara is entitled to an annual base salary of $153,000 and a one-time signing bonus of 2,000,000 (two million) restricted shares of the Company’s common stock.  Additionally, the employment agreement also allows periodic bonus compensation at the discretion of the Company’s Board of Directors.  The employment agreement also grants Mr. Skwara an incentive in the form of non-qualified stock options to purchase common stock of the Company with the approval by the Board of Directors.

Change in Control Arrangements

US Farms has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company, a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control.

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the year ended December 31, 2007

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Yan Skwara	-	100,000	-	-	-	-	$49,000
Donald Hejmanowski	-	275,000	-	-	-	-	$134,750
Darin Pines	-	250,000	-	-	-	-	$122,500

The Company originally entered into one year agreements with its two directors, Mr. Donald Hejmanowski and Mr. Pines in 2006.  Pursuant to the agreement, each director was to receive 250,000 restricted shares of the Company’s common stock and would be reimbursed for pre-approved expenses incurred on behalf of the Company, including but not limited to, travel expenses incurred to attend Board meetings.  The agreements expired in May of 2007; however, both Mr. Hejmanowski and Mr. Pines remain as directors.

In November 2007, the Company authorized the issuance of 100,000 (a total of 300,000) shares to each member of the board of directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 4, 2008 the beneficial ownership of the Company's common stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding common stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares.

Name and Address (1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Yan K. Skwara Chief Executive Officer, Principal Financial Officer and Chairman of the Board of Directors	3,760,972	Common	8.3%
Donald Hejmanowski Director	875,000	Common	1.3%
Darin Pines Chief Operating Officer and Director	750,000	Common	1.0%
All directors and executive officers (3 persons)	4,185,972	Common	10.6%

(1)

Unless noted otherwise, the address for all persons listed is c/o the Company at 1635 Rosecrans Street, Suite C, San Diego, CA 92106.

(2)

Percentages based on 44,548,733 shares of common stock issued and outstanding as of April 4, 2008.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. The number of shares and percentages of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individuals has sole or shared voting power or investment power and also any shares as to which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We sell bulk aloe leaf to US Aloe, Inc, an entity that Yan Skwara, our Chief Executive Officer, is also the founder, chief executive officer and chairman of the board of directors.  During 2007, the bulk leaf sales totaled $38,000 from the American Aloe Vera Growers, Inc. subsidiary resulting in gross margins of approximately $8,000. As of December 31, 2007, the receivable due from this entity totaled $35,200.

US Farms’ officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 13.

EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)a	Articles of Incorporation		10-SB		3.3	10/29/99
3(i)b	Amendment to Articles of Incorporation		10-KSB	12/31/02	3.1	05/27/03
3(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/03	3.5	04/13/04
3(i)(d)	Amendment to Articles of Incorporation		10-KSB	12/31/04	3.6	04/14/05

3(i)(e)	Amendment to Articles of Incorporation		8-K		3.7	07/17/06
3(ii)a	Bylaws of SDSDC		10-SB		3.4	10/29/99
3(ii)b	Bylaws and Amended Bylaws		10-KSB	12/31/02	3.2	05/27/03
4.4	Securities Purchase Agreement		8-K		4.4	06/12/07
4.5	Subscription Agreement		8-K		4.5	06/12/07
4.6	Securities Purchase Agreement with Westcap as the Placement Agent		8-K		4.6	06/12/07
4.7	Subscription Agreement in conjunction with Westcap offering		8-K		4.7	06/12/07
10.11	Employment Agreement with Iradjemr Shadfar		10-QSB	06/30/07	10.11	8/20/07
14	Code of Ethics		10-KSB	12/31/04	14	4/1507
21	Subsidiaries of the registrant	X
31	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press release announcing the appointment of Darin Pines as Chief Operating Officer	X
99.2	Press release announcing the signing of a Four Year Sub-lease Agreement for 20,000 Square Foot Produce Warehouse Facility Located in Los Angeles	X
99.3	Press release announcing the signing of a Five-Year Lease Agreement for Five Acre Nursery Facility in Fallbrook, California	X
99.4	Press release Providing Update in Regards to Recent Southern California Firestorm	X
99.5	Press release Announcing that the Company formalizes Membership with San Diego Farm Bureau	X
99.6	Press release Announcing that the Company consummates Membership with Imperial Valley Farm Bureau	X

99.7	Press release Announcing the Upcoming Interview With CEO Yan Skwara on WallSt.net	X
99.8	Press release Announcing Third Quarter 2007 Financial Results	X
99.9	Press release Announcing the Company Expects Excellent Winter Harvest of Asparagrus	X
99.10	Press release Announcing that CEO Yan Skwara is Featured in Interview on EquityGroups.com	X
99.11	Press release Announcing Record Sales for 2007	X
99.12	Press release Announcing the Showcasing at World Money Show in Orlando, Florida	X
99.13	Press release Announcing Smallcap Rapp™ to Feature FTS Group, Inc. and US Farms, Inc.	X
99.14	Press release Announcing the Company will be Present at Bluechip Capital Investment Forum	X
99.15	Press release Announcing the Company Retains OTC Financial Network for Investor Relations Campaign	X
99.16	Press release Announcing the OTC Financial Network Issues Corporate Facts Report on US Farms, Inc.	X
99.17	Press release Announcing the Company will Participate in Bluechip Capital National Teleconference Forum	X
99.18	Press release Announcing the Nursery Fulfillment Agreement with Morgan Creek Tropicals	X
99.19	Press release Announcing the Presentation to Southern California Keiretsu Investor Network Forum	X
99.20	Press release Announcing the Powerful National Investment Conference This Saturday Morning Presented by SCIA -- Southern California Investment Association in Newport Beach, CA	X

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2007 and 2006 were approximately $20,000 and $15,000, respectively.

Audit Related Fees

The aggregate fees billed by the Company’s auditors for professional services rendered for audit related fees for fiscal years 2007 and 2006 were $0 and $0.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services to be rendered for tax fees for fiscal years 2007 and 2006 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2007 and 2006 were $0 and $0, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Farms, Inc.

(Registrant)

By: /s/ Yan K. Skwara

Yan K. Skwara, Chief Executive Officer

(On behalf of the Registrant and

as Principal Financial Officer)

Date: April 14, 2008

EXHIBIT 31

CERTIFICATION

I, Yan K. Skwara, certify that:

1.

I have reviewed this report on Form 10-KSB of US Farms, Inc.;

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

Date: April 14, 2008

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Yan Skwara, Chief Executive Officer and Chief Financial Officer of US Farms, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

April 14, 2008

US FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS US FARMS, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of US Farms, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Farms, Inc. and Subsidiaries at December 31, 2007 and 2006 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2007 the company report a net loss of $5,955,327 and has an accumulated deficit of $23,396,921 as of December 31, 2007. In addition, the Company’s current liabilities exceed current assets by $2,537,724 as of December 31, 2007.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Saint Louis, Missouri

April 2, 2007

US Farms, Inc. and Subsidiaries
Consolidated Balance Sheets

	December, 31
	2007	2006
Assets
Current Assets
Cash	$ 24,487	$ 2,468
Accounts Receivable	1,797,045	73,358
Inventories	781,243	-
Prepaid Expenses & Other Assets	115,890	6,000
Total Current Assets	2,718,665	81,826

Property & Equipment, Net	363,237	6,667
Other Assets	565,436	750

Total Assets	$ 3,647,338	$ 89,243

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$ 2,495,895	$ 774,941
Accrued Expenses	759,010	572,407
Accrued Interest Payable	246,733	567,719
Derivative Liability	662,088	-
Convertible Debenture	500,000	500,000
Notes Payable	592,663	597,381
Total Current Liabilities	5,256,389	3,012,448

Notes Payable	111,289	-

Total Liabilities	5,367,678	3,012,448

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Series B Preferred Stock, $0.001 par value, 1,000,000 shares	89	89
authorized, 88,500 shares issued and outstanding
Common Stock, $0.001 par value, 500,000,000 shares	39,580	17,686
authorized, 39,580,035 and 17,685,613 issued and
outstanding, respectively
Additional Paid-in Capital	21,655,192	14,514,894
Other Comprehensive Loss	(18,000)	(14,000)
Treasury Stock, at cost	(280)	(280)
Accumulated Deficit	(23,396,921)	(17,441,594)
Total Stockholders' Equity (Deficit)	(1,720,340)	(2,923,205)

Total Liabilities & Stockholders' Equity (Deficit)	$ 3,647,338	$ 89,243
The accompanying notes are an integral part of these financial statements.

US Farms, Inc. and Subsidiaries
Consolidated Statements of Operations
	For the Year Ended
	December 31,
	2007	2006

Sales, net	$ 9,460,585	$ 361,414

Cost of Good Sold	8,688,884	325,273

Gross Profit	771,701	36,141

Operating Expenses
Selling, General and Administrative	3,184,486	1,176,252
Stock Compensation Expense	2,690,961	3,307,740
Depreciation and Amortization	53,544	1,333
Total Operating Expenses	5,928,991	4,485,325

Income (Loss) from Operations	(5,157,290)	(4,449,184)

Other Income (Expense)
Gain on Extinguishment of Debt	-	98,256
Derivative Expense	(662,088)	-
Interest Expense	(135,949)	(120,982)
Total Other Income (Expense)	(798,037)	(22,726)

Income (Loss) Before Income Taxes	(5,955,327)	(4,471,910)

Provision for Income Taxes	-	-

Net Income (Loss)	$ (5,955,327)	$ (4,471,910)

Net Income per Share
Basic	$ (0.18)	$ (0.33)
Diluted	$ (0.13)	$ (0.28)

Number of Shares Used in Per Share Calculations
Basic	32,711,917	13,567,807
Diluted	46,664,870	15,807,360

The accompanying notes are an integral part of these financial statements.

US Farms and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock-Series B		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Stock Subscriptions Payable	Treasury Stock	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2004	88,500	$ 89	1,539,837	$ 1,540	$ 8,986,268	$ 3,000	$ (280)	$ -	$ (11,574,295)	$ (2,583,678)

Common Stock Issued for Cash	-	-	188,572	188	48,712	-	-	-	-	48,900

Common Stock Issued for Subscriptions Payable	-	-	3,000	3	2,997	(3,000)	-	-	-	-

Common Stock Issued for Conversion of Promissory Notes	-	-	287,506	288	255,712	-	-	-	-	256,000

Common Stock Issued for Services	-	-	1,582,237	1,582	1,017,723	-	-	-	-	1,019,305

Common Stock Issued for Stock Swap	-	-	20,000	20	19,980	-	-	-	-	20,000

Spinoff of Subsidiary	-	-	-	-	27,500	-	-	-	-	27,500

Unrealized Loss on Marketable Equity Securities	-	-	-	-	-	-	-	(10,000)	-	(10,000)

Net Loss	-	-	-	-	-	-	-	-	(1,395,389)	(1,395,389)
Balance at December 31, 2005	88,500	$ 89	3,621,152	$ 3,621	$ 10,358,892	$ -	$ (280)	$ (10,000)	$ (12,969,684)	$ (2,617,362)

Common Stock Issued for Cash	-	-	3,423,052	3,423	699,021	-	-	-	-	702,444

Common Stock Issued for Services	-	-	9,871,581	9,872	3,297,568	-	-	-	-	3,307,440

Common Stock Issued for Conversion of Promissory Notes	-	-	769,828	770	159,413	-	-	-	-	160,183

Unrealized Loss on Marketable Securities	-	-	-	-	-	-	-	(4,000)	-	(4,000)

Net Loss	-	-	-	-	-	-	-	-	(4,471,910)	(4,471,910)
Balance at December 31, 2006	88,500	$ 89	17,685,613	$ 17,686	$ 14,514,894	$ -	$ (280)	$ (14,000)	$ (17,441,594)	$ (2,923,205)

Common Stock Issued for Cash	-	-	15,816,750	15,816	4,076,233	-	-	-	-	4,092,049

Common Stock Issued to Officers and Directors for Services	-	-	1,125,000	1,125	550,125	-	-	-	-	551,250

Common Stock Issued for Services	-	-	3,476,272	3,477	2,136,234	-	-	-	-	2,139,711

Common Stock Issued for Conversion of Promissory Notes	-	-	1,476,400	1,476	377,706	-	-	-	-	379,182

Unrealized Loss on Marketable Securities	-	-	-	-	-	-	-	(4,000)	-	(4,000)

Net Loss	-	-	-	-	-	-	-	-	(5,955,327)	(5,955,327)
Balance at December 31, 2007	88,500	$ 89	39,580,035	$ 39,580	$ 21,655,192	$ -	$ (280)	$ (18,000)	$ (23,396,921)	$ (1,720,340)

The accompanying notes are an integral part of these financial statements.

US Farms, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$ (5,955,327)	$ (4,471,910)

Adjustments to reconcile net loss to net cash used in operating activities:

Common Stock Issued for Services	2,690,961	3,307,740
Depreciation & Amortization	53,544	1,333
Derivative Expense	662,088	-
Gain on Extinguishment of Debt	-	98,256
Non-Cash Loss on Marketable Equity Securities	4,000	-

Changes in operating assets and liabilities:
Accounts Receivable	(1,723,687)	(67,358)
Inventories	(781,243)	-
Prepaid Expenses & Other Current Assets	(109,890)	-
Other Assets	(564,686)	-
Accounts Payable	1,720,954	267,617
Accrued Expenses	186,603	57,998
Accrued Interest Payable	(320,986)	206,221
Total adjustments	1,817,658	3,871,807

Net Cash Used in Operating Activities	(4,137,669)	(600,103)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(410,114)	(8,000)

Net Cash Used in Investing Activities	(410,114)	(8,000)

Cash Flows from Financing Activities
Net Proceeds (Payments) from Promissory Notes	477,753	-
Debt Reduction	-	(91,873)
Stock Issued for Cash	4,092,049	702,444

Net Cash Provided by Financing Activities	4,569,802	610,571

Net Increase (Decrease) in Cash	22,019	2,468

Cash Beginning of Period	2,468	-

Cash at End of Period	$ 24,487	$ 2,468

Supplemental Disclosure of Cash Flow Information:

Cash Paid during the period for interest	$ 13,125	$ -
Cash Paid during the period for Income Taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Notes Payable Issued for Inventory and Equipment	$ 250,000	$ -
Common Stock Issued for Property and Equipment	-	8,000
Common Stock Issued for Conversion of Promissory Notes	379,182	160,183
The accompanying notes are an integral part of these financial statements.

US Farms, Inc and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Business

US Farms, Inc. (OTCBB: USFI) is a diversified commercial Farming, Nursery and Brokerage company based in Southern California. The Company’s principal operations are located in Southern California in the Imperial Valley, North County San Diego and Los Angeles.

Organization

US Farms, Inc. grows, markets and distributes horticultural products through a number of wholly owned subsidiaries which include: American Nursery Exchange, Inc. (ANE); California Management Solutions, Inc. (CMS); California Produce Exchange, Inc. (CPE); American Aloe Vera Growers, Inc. (AAVG); Imperial Ethanol, Inc. (IE); Sammy’s Produce, Inc. (SPI); US Ag Transportation, Inc (USAT); US Produce, Inc. (USPI); Texas Garlic & Spice, Inc. (TGS); US Trading Group, Inc. (USTG); and World Garlic & Spice, Inc. (WGS).

History

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $23,396,921 as of December 31, 2006 including losses of $5,955,327 and $4,471,910 for the years ended December 31, 2007 and 2006, respectively. The Company’s total liabilities exceed its total assets by $1,720,340. In addition, the Company is in default on certain of its promissory notes, is in litigation with a Convertible Debenture holder and a secured note holder, and is in technical default with several vendors of the Perishable Agricultural Commodities Act (PACA).

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

During the next twelve months the Company’s plan of operation is to raise approximately $5,000,000 which the Company intends to invest in its farming and nursery operations, which includes acquiring plant inventory, hiring staff and for sales and marketing purposes.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2007 and 2006 include the accounts of US Farms, Inc. and its wholly owned subsidiaries (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include the following: vegetable or plant, picking and hauling, overhead, labor, materials and freight.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Property & equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 3 to 20 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. The basic weighted-average number of common shares outstanding was 32,711,917 and 13,567,807 for the years ended December 31, 2007 and 2006, respectively. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants and convertible notes, which were 46,664,870 and 15,807,360 for the years ended December 31, 2007 and 2006, respectively.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon shipment of product to the customer. Service revenue, including freight, storage and distribution charges are recorded when services are performed and sales of the related products are delivered.

Shipping and Handling

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, we include shipping and handling fees billed to customers in net revenues. Amounts incurred by us for freight are included in cost of goods sold.

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of December 31, 2007 and 2006 the Company has reserved $150,000 and $0 for doubtful accounts, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2007 and 2006 were $90,249 and $25,114 respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended December 31, 2007 and 2006, as a result of net operating losses incurred during the periods. As of December 31, 2007, the Company has available approximately $23,400,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At December 31, 2007 and 2006, the Company has a deferred tax asset of approximately $7,500,000 and $5,300,000, relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2007	2006

Statutory Federal Tax (Benefit) Rate	-34%	-34%
Statutory State Tax (Benefit) Rate	-5%	-5%
Effective Tax (Benefit) Rate	-39%	-39%

Valuation Allowance	39%	39%

Effective Income Tax	0%	0%

Significant components of the Company's deferred tax assets at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Net Operating Loss Carryforward	$ 7,500,214	$ 5,288,444

Valuation Allowance	(7,500,214)	(5,288,444)

Net Deferred Tax Asset	$ -	$ -

Shares issued to acquire goods and services from non-employees

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred approximately $60,000 and $10,000 in research and development costs during the years ended December 31, 2007 and 2006, respectively.  These expenses related to feasibility studies prepared regarding the building of an ethanol facility in the Imperial Valley, California for the wholly-owned Imperial Ethanol, Inc. subsidiary.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes , by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

Note 4 - Inventories

At December 31, 2007 and 2006, inventories are comprised of the following:

	December 31,
	2007	2006
Nursery Palms & Cycads and Nursery Materials	$ 451,157	$ -
Potted Aloe Plants and Potting Materials	176,636	-
Tomatoes	11,907	-
Garlic	141,543	-
Total Inventories	$ 781,243	$ -

Note 5 - Property and Equipment

At December 31, 2007 and 2006, property and equipment are comprised of the following:

	December 31,
	2007	2006
Machinery & Equipment	$ 51,459	$ -
Vehicles	62,333	8,000
Office Furniture & Equipments	18,798	-
Leasehold Improvements	7,969	-
Buildings & Greenhouses	118,418	-
Capitalized Aloe Crop Costs	159,137	-
Accumulated Depreciation and Amortization	(54,877)	(1,333)
Net Property and Equipment	$ 363,237	$ 6,667

We capitalize the crop costs incurred prior to the aloe crop becoming productive. These costs consist primarily of expenditures related to the acquisition of pups and the labor and materials to prepare the land. Amortization of such costs is done over the straight line basis estimated over 5 years. During the years ended December 31, 2007 and 2006, the Company recorded depreciation and amortization expenses of $53,544 and $1,333, respectively.

Note 6 - Accrued Expenses

At December 31, 2007 and 2006, accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
Accrued Payroll and Payroll Taxes	$ 357,560	$ 257,560
Accrued Legal & Audit Fees	50,000	-
Accrued Penalties and Interest	158,199	158,199
Other Accrued Expenses	193,251	156,648
Total Accrued Expenses	$ 759,010	$ 572,407

Note 7 – Convertible Debentures and Promissory Notes

As of December 31, 2007 the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $1,203,952 as follows:

On October 07, 2004 the Company issued a Convertible Debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  As of September 30, 2006, this bond has matured and is in default. On March 11, 2008, the debenture holder filed an Application For and Notice of Default in the Superior Court of Arizona.

Multiple unsecured convertible notes of $491,100, bearing various annual interest rates repayable in cash or shares of the Company at the option of the note holders. As of September 30, 2007, $209,400 of these notes have matured and are in default.

On March 22, 2007 the Company, through its wholly owned subsidiary American Nursery, Exchange, Inc., issued a $250,000 promissory note payable to Kurth Nurseries, Inc. for the acquisition of all of the existing plant inventory and equipment of Palm Mountain Nursery located in Vista, California. The four year note bears interest at the rate of 7% per annum with interest and principal due and payable monthly.  As of December 31, 2007 the balance due on this note is $170,352. On March 4, 2008, the Company was informed that a lawsuit for non-payment had been filed February 20, 2008 in a Superior Court in California.  As of this date, the Company has not been served.

Non-convertible note payable of $42,500, bearing 10% interest per annum. As of September 30, 2007, this note has matured and is in default.

Note 8 – Derivative Liability (Warrants)

During 2007 the Company entered into private placement agreements in which each unit purchased entitled the holder to one common share and one share purchase warrant exercisable at $0.50 per share. A total of 15,353,400 share purchase warrants were provided.

During the year ended December 31, 2007, the share purchase warrants were outstanding as follows:

Number of Warrants	15,353,400
Exercise Price	$ 0.50
Expiry Date	28-Nov-09

The fair value of the share purchase warrants issued during the period ended December 31, 2007, was in the amount of $662,088, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	3.00%
Expected Volatility	66.00%
Expected Option Life (in years average)	2.75

Note 9 - Stockholders’ Deficit

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 1,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.   As of December 31, 2007, the Company had 88,500 shares of Series B preferred stock issued and outstanding.

Common Stock

During 2007, the Company issued 15,816,750 shares were issued for cash totaling $4,092,049, 1,125,000 to Officers and Directors of the Company for services totaling $551,250, 3,476,272 shares were issued to non-affiliated parties for services totaling $2,139,711 and 1,476,400 shares were issued for the conversion of promissory notes and associated interest totaling $379,182.

Note 10 – Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $13,125 in interest for the year ended December 31, 2007.

On March 22, 2007 the Company, through its wholly owned subsidiary American Nursery, Exchange, Inc., issued a $250,000 promissory note payable to Kurth Nurseries, Inc. for the acquisition of all of the existing plant inventory and equipment of Palm Mountain Nursery located in Vista, California.

Note 11 – Segment Information

The Company adopted SFAS No.131 “Disclosures About Segments of an Enterprise and Related Information” in respect of its operating segments. The Company’s reportable segments, their subsidiaries, are managed separately because each segment requires different technology and marketing strategies.  The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The corporate assets consist of cash, accounts receivable, inventory, other assets and fixed assets. In determining operating income and loss by reportable segment, general corporate expenses and other income and expense items of a non reporting nature are not considered; as such items are not allocated to the Company’s segments.

The Company’s summarizes its financial reporting in segments which include:

California Produce Exchange- Grows and distributes produce (Asparagus, Tomatoes and Garlic) through retail and wholesale distribution channels in the Continental United States. CPE produce is sold in supermarkets and to restaurant suppliers and food processors. This segment includes the wholly owned subsidiaries of CPE, USTG, SPI and WGS.

American Nursery Exchange – A floriculture supplier of select ornamental shrubs, color plants, container grown plants, and exotic palms and cycads. Live foliage and trees are sold through wholesale distribution to landscapers, nurseries, supermarkets, and large retailers, and through direct mail covering North America. This segment includes the wholly owned subsidiary ANE.

American Aloe Vera Growers - Domestic grower of Aloe Vera. The Company Grows, packs and ships Aloe Vera plants, produce and bulk leaves through wholesale and retail channels throughout North America. AAVG products are sold in supermarkets, garden and home improvement centers, landscapers and retail outlets. This segment includes the wholly owned subsidiary AAVG.

Subsidiaries that are not included in these segments provide support and corporate services to the operating segments or are currently not operational. Segment information at December 31, 2007 is as follows:

	AAVG	ANE	CPE	Corporate	Total
Sales, net	$ 677,840	$ 126,409	$ 8,628,922	$ 27,414	$ 9,460,585
Cost of Good Sold	536,765	84,454	8,033,426	34,239	8,688,884
Gross Profit	141,075	41,955	595,496	(6,825)	771,701
Operating Expenses	169,694	212,988	1,298,334	4,247,975	5,928,991
Operating Income (Loss)	$ (28,619)	$ (171,033)	$ (702,838)	$ (4,254,800)	$ (5,157,290)

The segments have $17,742 in cash, $1,797,045 in receivables, $781,243 in inventories, other current assets of $81,846, net fixed assets of $342,208 and Other Assets of $565,436. Accounts payable equaled $2,283,051 and a note payable for $170,352.

Note 12 – Commitments & Contingencies

Legal Proceedings

In December 2004, collection attorneys for a former law firm of the Company contacted the Company regarding an unpaid balance of $22,774 for legal services. The Company has worked out a payment plan of $250 per month.

The Company has a judgment from one of its note holders in the amount of $6,000.

The Company also has a judgment filed against it by AA One Litho in San Diego Superior Court for services rendered in the amount of $15,523, including interest and related costs at December 31, 2005. The Company has made payments on this judgment and currently owes approximately $3,000.

The Company also has a judgment filed against it by Fox Sports World for services rendered in the amount of $11,000.

During the third quarter of 2005, a judgment was filed in San Diego Superior Court in the amount of $33,747, including interest and related costs by McCullough and Associates, the Company's former counsel.

On March 11, 2008, the Convertible Debenture holder filed an Application For and Notice of Default in the Superior Court of Arizona. This $500,000 Convertible Debenture was issued on October 07, 2004 and bears 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  This Debenture has been in default since September 2006.

On March 31, 2008, a lawsuit was served to the Company for non-payment of a promissory note to Kurth Nurseries, Inc.  This suit was filed February 20, 2008 in a Superior Court in California.

Leases

We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2012. We are committed to make minimum cash payments under these agreements as of December 31, 2007 as follows:

2008	$ 338,700
2009	238,800
2010	220,800
2011	202,800
2012	169,000
Thereafter	-
Total	$ 1,170,100

Note 13 – Related Party Transactions

We sell bulk Aloe Leaf to an entity that is under common ownership and management.  During 2007, the bulk leaf sales totaled $38,000 from the American Aloe Vera Growers, Inc. subsidiary resulting in gross margins of approximately $8,000. As of December 31, 2007, the receivable due from this entity totaled $35,200.

Note 14 - Subsequent Events

Notes

Subsequent to the year ended December 31, 2007, the Company received $99,500 in cash in exchange for promissory notes and the Company repaid $21,000 to one promissory note holder.

Equity

Subsequent to the year ended December 31, 2007, we issued a total of 1,522,000 shares of our common stock to 23 accredited individuals for $159,700 in cash received.

Subsequent to the year ended December 31, 2007, we issued a total of 2,346,698 shares of our common stock to 36 individuals for $487,676 in services rendered.

Subsequent to the year ended December 31, 2007, we issued a total of 1,000,000 shares of our common stock to one individual for debt reduction of $100,000 ($0.10 per share) and 100,000 shares of our common stock to one individual for debt reduction of $15,000 ($0.15 per share).

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

Subsequent Issuances of Securities Registered Pursuant to Form S-8

The following list shows the shares issued from a Registration Statement on Form S-8 filed on April 4, 2008.

Person Issued to	Number of Shares	Value of Shares
Stoecklein Law Group	300,000	$51,000

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

1.	American Nursery Exchange, Inc., a California corporation
2.	California Management Solutions, Inc., a California corporation
3.	California Produce Exchange, Inc., a California corporation
4.	American Aloe Vera Growers, Inc., a California corporation
5.	Imperial Ethanol, Inc., a California corporation
6.	Sammy’s Produce, Inc., a California corporation
7.	US Ag Transportation, Inc., a California corporation
8.	US Produce, Inc., a California corporation
9.	US Trading Group, Inc., a California corporation
10.	World Garlic & Spice, Inc., a California corporation
11.	Texas Garlic & Spice, Inc., a Texas corporation

EXHIBIT 99.1

US Farms, Inc. Appoints Darin Pines as Chief Operating Officer

Tuesday October 9, 6:00 am ET

SAN DIEGO, CA--(MARKET WIRE)--Oct 9, 2007 -- US Farms, Inc. (OTC BB:USFI.OB - News) today announced the appointment of Mr. Darin Pines as Chief Operating Officer (COO). Pines, 40, will be responsible for day to day global operations of US Farms, Inc. Pines has served as a Director for US Farms, Inc. since 2006. He served as interim COO, with responsibility for North American operations of US Farms, Inc.

"I am extremely excited to have Darin join US Farms' executive team, where we will benefit immensely from his experience, proven record of success and his passion for Farming and Nursery," said Yan Skwara, CEO of US Farms, Inc. "More than ever, US Farms' growth opportunities are significant as a result of our strong product innovation pipeline. Darin's leadership of global Farming technology, sales, marketing and customer service will help ensure we harness this potential and fully realize the growth opportunities before us."

US Farms, Inc. has grown from its modest root beginnings to a worldwide recognized brand in a very short period of time.

"I appreciate the opportunity US Farms, Inc. is providing to me. As an emerging national Farming and Nursery Company, US Farms, Inc. offers limitless opportunities," said Pines. "I've worked in the agriculture industry for more than 18 years and recognize the innovative products US Farms Inc. is poised to deliver over the next several years and I accept the responsibility to do my best to make it happen."

Founded in 1997, US Farms, Inc. (OTC BB:USFI.OB - News) is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with produce products that include Aloe Vera, Asparagus, Tomatoes and Wheat grass. In 2007 the company plans to add over 100 specialty niche produce items to it offerings.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.OB.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     800-845-9133

     Or 858-488-7775

     Pan American Relations

     Chuck Cibulka

     858-213-4153

EXHIBIT 99.2

US Farms, Inc. Signs Four Year Sub-Lease Agreement for 20,000 Square Foot Produce Warehouse Facility Located in Los Angeles

Wednesday October 10, 6:00 am ET

SAN DIEGO, CA--(MARKET WIRE)--Oct 10, 2007 -- US Farms, Inc. (OTC BB:USFI.OB - News) today announced it has signed a four-year sub-lease agreement for a 20,000 square foot Produce Warehouse facility through its wholly owned subsidiary, California Produce Exchange, Inc. This Facility is located near the Los Angeles Produce Market, the heart of the produce business on the West coast and will be used exclusively for the company's Produce business.

Yan K. Skwara, President of US Farms, Inc., stated, "This facility will serve as the Company's Southern California Produce hub. This lease is critical in enabling our Produce business to grow and expand our distribution in the LA area as well as service our existing Produce customers. This facility will be a significant distribution point for the Produce food service side of our business and our West coast center for all Garlic sales."

About US Farms, Inc.

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

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     800-845-9133

     Or 858-488-7775

     Pan American Relations

     Chuck Cibulka

     858-213-4153

EXHIBIT 99.3

US Farms, Inc. Signs Five-Year Lease Agreement for Five Acre Nursery Facility in Fallbrook, California

Monday October 22, 6:00 am ET

SAN DIEGO, CA--(MARKET WIRE)--Oct 22, 2007 -- US Farms, Inc. (OTC BB:USFI.OB - News) today announced it has signed a five-year lease agreement for approximately 5 acres through its wholly owned subsidiary American Nursery Exchange, Inc. This Nursery Facility is located in Fallbrook, CA and will be used for the company's Jade Plant production and stock fields.

Yan K. Skwara, President of US Farms, Inc., stated, "This is our third leased out Nursery facility in San Diego County that we have locked up to insure the Company's continued future growth in the Nursery space. With the best plant growing climate conditions in the country, we have strategically identified and added this 5-acre nursery to complement our existing facilities which include our 5 and 15-acre nursery in Valley Center, CA and Rainbow, CA. This newly leased facility alone can conservatively add an additional $500,000 in revenue over the next twelve months to our top line with profits in the 30% range. It will also enable US Farms, Inc. to be one of the largest Jade Plant growers in the US, which are sold in numerous retail nurseries across our region."

About US Farms, Inc.

US Farms, Inc. is a diversified agriculture company. The company has commenced the production and distribution of horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Yan K. Skwara

     President

     Tel: 858-488-7775 ext 101

     Fax: 858-488-2828

     Pan American Relations

     Chuck Cibulka

     858-213-4153

EXHIBIT 99.4

US Farms, Inc. Provides Facilities Update in Regards to Recent

Southern California Firestorm

Thursday October 25, 9:35 am ET

SAN DIEGO, CA--(MARKET WIRE)--Oct 25, 2007 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery Company, today commented on the impact the recent firestorms in Southern California has had on current operations:

Yan Skwara, President and Chief Executive Officer, US Farms, Inc. stated, "In light of the recent devastating fires which have destroyed thousands of homes and businesses, and displaced hundreds of thousands of our neighbors throughout Southern California, US Farms, Inc. is lucky to have been spared any fire damage to our buildings, nurseries, and crops. We are truly saddened by this calamity within our community and on behalf of our employees and their families and management we send our thoughts and prayers to all of our neighbors not as lucky as ourselves. Our deepest gratitude and thanks goes out to the brave hard working men and women firefighters and support personnel whose dedication and devotion has assisted in the prevention of destruction of life and property."

Skwara further stated: "Management has been monitoring the Southern California Firestorm and has determined that the assets of US Farms, Inc., including inventory, warehouse and greenhouse facilities, and offices as listed below are safe from the fire and out of its path of destruction at this time. Business continues as usual. We would like to thank our concerned customers and shareholders whose phone calls and emails wishing us well have been much appreciated."

US Farms Inc. facilities include:

Valley Center, California: American Nursery Exchange -- 100,000 sq. foot Greenhouse Facility - growing Aloe Vera plants and Palm Trees

Rainbow, California: 14 acres -- Shade house and Palm inventory

Fallbrook, California: 5 acres -- Nursery flat ground

Imperial Valley: 210 acres -- Farmland growing Asparagus, Tomatoes, and Aloe Vera

Vista, Ca: Sammy's Produce -- 8000 sq. foot Produce Warehouse -- Tomatoes

Downtown San Diego -- Corporate Offices

About US Farms, Inc.

US Farms, Inc. is a diversified Farming and Nursery company. The company has commenced the production and distribution of horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Yan K. Skwara

     President

     Tel: 858-488-7775 ext 101

     Fax: 858-488-2828

     Pan American Relations

     Mr. Chuck Cibulka

     858-213-4153

EXHIBIT 99.5

US Farms, Inc. Formalizes Membership With San Diego Farm Bureau

Friday October 26, 9:37 am ET

SAN DIEGO, CA--(MARKET WIRE)--Oct 26, 2007 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified Farming and Nursery company, today became a member of the San Diego Farm Bureau. The Farm Bureau of San Diego County (www.sdfarmbureau.org) is a non-profit organization supported solely by more than 7,000 dues-paying members. Established in 1913, the Farm Bureau serves the needs of the agriculture community through public relations, education and public policy advocacy.

Yan K. Skwara, President and Chief Executive Officer, US Farms, Inc. stated, "We are pleased to announce that we have joined the Farm Bureau of San Diego County. Agriculture ranks as the fifth largest industry in San Diego County and contributes approximately $1.4 billion to the local economy. Agriculture has a total value to the local economy of roughly $5.1 billion. The State of California and the County of San Diego are a large part of the National food supply and enormous contributors to the Federal and State and Local economies. Our membership in this prestigious organization will open many new doors and opportunities for US Farms, Inc. in the agriculture community. As a diversified Farming and Nursery company, we look forward to sharing business and information with other San Diego Farm Bureau members."

About US Farms, Inc.

US Farms, Inc. is a diversified Farming and Nursery company. The company has commenced the production and distribution of horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Yan K. Skwara

     President

     Tel: 858-488-7775 ext 101

     Fax: 858-488-2828

     Pan American Relations-Corporate Communications

     Mr. Chuck Cibulka

     858-213-4153

     San Diego County Farm Bureau

     1670 East Valley Parkway

     Escondido, CA 92027

     Voice (760) 745-3023

     Fax (760) 489-6348

EXHIBIT 99.6

US Farms, Inc. Consumates Membership With Imperial Valley Farm

Bureau

Thursday November 1, 9:31 am ET

SAN DIEGO, CA--(MARKET WIRE)--Nov 1, 2007 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified Farming and Nursery company, announced today it has become a member of the Imperial Valley Farm Bureau. The Farm Bureau of Imperial Valley County (www.icfb.net) is a non-profit organization. Established in 1918, the Farm Bureau serves the needs of the agriculture community through public relations, education and public policy advocacy.

Yan K. Skwara, President and Chief Executive Officer, US Farms, Inc., stated, "We are pleased to announce that we have joined the Farm Bureau of Imperial Valley County where many of our Farming activities are conducted. Our membership in this prestigious organization is our continued movement as we seek to create new opportunities and develop new relationships in the agriculture community specifically in the Imperial Valley. As a diversified Farming and Nursery company, we look forward to sharing business and information with other Imperial Valley Farm Bureau members."

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with Produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI or USFI.OB.

About Imperial Valley Farm Bureau

Farm Bureau is an independent, non-governmental, voluntary organization of farm and ranch families united for the purpose of analyzing their problems and formulating action to achieve educational improvement, economic opportunity, and social achievement.

The mission of Imperial County Farm Bureau is to promote Imperial Valley agriculture through public relations, education, and issue advocacy in order to support the economic advancement of agriculture balanced with appropriate management of natural resources.

Imperial County Farm Bureau was founded in 1918 as a grass-roots organization of local farmers and ranchers.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Yan K. Skwara

     President

     Tel: 858-488-7775 ext 101

     Fax: 858-488-2828

     Email Contact

     Pan American Relations-Investor Relations

     Chuck Cibulka

     619-664-4509

EXHIBIT 99.7

US Farms, Inc. Announces Upcoming Interview With CEO Yan

Skwara on WallSt.net (www.wallst.net)

Monday November 5, 9:33 am ET

SAN DIEGO, CA--(MARKET WIRE)--Nov 5, 2007 -- Yan K. Skwara, Chief Executive Officer of US Farms, Inc. (OTC BB:USFI.OB - News) (www.usfarmsinc.com), will be featured in an exclusive interview with www.wallst.net scheduled for Nov 5, 2007 at 1:00 p.m. PT. The interview will be posted on www.wallst.net shortly after the interview is concluded.

The interview will cover topics including US Farms' market potential, growth initiatives, competitive edge, recent news, and milestones for which investors should watch.

To hear the interview in its entirety, visit http://www.wallst.net and click on "Interviews." The interview can be accessed by locating the company's ticker symbol under the appropriate exchange at the top of the "Interviews" section or by entering the company's ticker symbol in the Search Archive window.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with Produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI or USFI.OB.

About WallSt.net:

www.wallst.net is owned and operated by WallStreet Direct, Inc., a wholly owned subsidiary of Financial Media Group, Inc. The Website is a leading provider of timely business news, executive interviews, multimedia content, and research tools. Financial Media Group, Inc. also owns http://www.mywallst.net, a financial social network for investors, Financial Filings Corp., a provider of compliance solutions to publicly traded companies, and WallStRadio, a business and finance podcast Website. For a complete list of our advertisers and advertising relationships, visit http://www.wallst.net/disclaimer/disclaimer.asp.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Yan K. Skwara

     President

     Tel: 858-488-7775 ext 101

     Fax: 858-488-2828

     Pan American Relations-Investor Relations

     Chuck Cibulka

     619-664-4509

     WallSt.net

     800-4-WALL-ST

EXHIBIT 99.8

US Farms, Inc. Announces Third Quarter 2007 Financial Results

Monday November 19, 9:29 am ET

Third Quarter Reported Revenue of $2,726,294 and Nine Month Reported Revenue of $6,802,764

SAN DIEGO, CA--(MARKET WIRE)--Nov 19, 2007 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, today announced financial results for the third quarter ending September 30, 2007.

US Farms, Inc. posted revenue of $2,726,294 for the quarter ended September 30, 2007 versus $214,509 for the same period last year. This increase was due mainly the result of revenues generated through the California Produce Exchange business segment. California Produce Exchange distributes a variety of bulk vegetables and fruits to brokers, distributors, food converters and Retail and Wholesale grocery stores.

Gross profit for the quarter was $150,750, or 5.5% of revenues, with a net loss for the period of $1,284,670 or ($.03) loss per basic share. This compares to a gross profit of $20,084, or 9.2% of gross revenues, and a net loss of $1,249,706 or ($.12) loss per basic share, for the same period last year. The increase in the operating loss was due mainly to the costs associated with the startup of World Garlic & Spice, Inc. and US Ag Transportation, Inc., both wholly owned subsidiaries of US Farms, Inc., business development costs, and general and administrative expenses associated with the company's growth strategy.

Yan Skwara, President and Chief Executive Officer, US Farms, Inc., stated, "In the third quarter we achieved key milestones that position the Company for continued accelerating revenue growth for the remainder of fiscal year 2007 and well into 2008."

Third quarter business highlights include:

--  US Farms, Inc. appointed Iraj Shadfar, VP Sales & Marketing directing operations of World Garlic & Spice, Inc. (WGS), a wholly owned subsidiary of US Farms, Inc. WGS will be a major importer and distributor of garlic through its Los Angeles facilities.

--  US Farms, Inc. formed and started operations of a wholly owned subsidiary, US Ag Transportation, Inc., which received a US Department of

    Transportation license and registration for Refrigerated Produce,

    Agriculture and Food transportation nationwide.

--  The Company has successfully raised $3,923,049 year-to-date from private investors as a result of a private placement of restricted common stock and warrants.

US Farms, Inc. posted revenue of $6,802,764 for the nine months ended September 30, 2007 versus $214,509 for the nine months ended September 30, 2006. The Company refocused its business activities in the agricultural sector during the second and third quarter of 2006 and therefore our current operating results are not directly comparable to last year's results. The majority of the increase in revenues during the nine months ended September 30, 2007 was a result of California Produce Exchange's brokering sales of tomatoes, winter asparagus and garlic.

Sales Revenue by business segment for the nine months ended September 30, 2007:

--  California Produce Exchange had sales of $6,124,898. This subsidiary grows and sells asparagus and sources and distributes fresh market tomatoes and other bulk vegetables and fruits to brokers, distributors, food converters and grocery stores.

--  American Aloe Vera Growers had sales of $542,099. This subsidiary farms and sells domestically grown aloe vera potted plants, aloe vera boxed produce and bulk aloe vera leaves to brokers, re-wholesalers and directly to retailers.

--  American Nursery Exchange had sales of $127,046. This subsidiary grows and sells palms, jade, cycads and other potted plants to grocery stores,

    Garden centers, landscapers, home improvement centers and via the

    Internet/mail order.

Gross profit for the nine months ended September 30, 2007 was $920,906, or 13.5% of revenues, with a net loss for the period of $3,981,069 or ($.13) loss per basic share. This compares to a gross profit of $20,084, or 9.2% of revenues, with a net loss of $2,777,615 or ($.30) loss per basic share for the same period last year. The increase in the operating loss was due mainly to the costs associated with the startup of Sammy's Produce, Inc., World Garlic & Spice, Inc. and US Ag Transportation, Inc., all wholly owned subsidiaries of US Farms, Inc.; business development costs and general and administrative expenses associated with the company's growth strategy.

Cash utilized from operations for the first nine months of 2007 was $3,489,504. The cash and marketable securities balance at September 30, 2007 was $284,403. Shareholders' Equity, at September 30, 2007, for the Company improved by $2,818,981 compared with December 31, 2006 due mainly due to capital raises.

Yan Skwara commented, "Through the first three quarters of 2007, achievements have been outstanding. Our growth initiatives, market penetration and expansion will continue. We thank our shareholders for their support and vow to continue to build shareholder value in the future."

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with Produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.

Visit US Farms, Inc. Web site at www.usfarmsinc.com.

Safe Harbor

Forward-looking statement: Except for historical information, this press release contains forward-looking statements, which reflect the Company's current expectation regarding future events. These forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those statements. Those risks and uncertainties include, but are not limited to, changing market conditions and other risks detailed from time to time in the Company's ongoing quarterly filings, annual information form, and annual reports. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events in this press release might not occur.

Contact:

     Contact:

     US Farms, Inc.

     Yan K. Skwara

     President

     Tel: 858-488-7775 Ext 101 or 800-845-9133

     Fax: 858-488-2828

     Investor Relations

     Chuck Cibulka

     619-664-4509

EXHIBIT 99.9

US Farms, Inc. Expects Excellent Winter Harvest of Asparagus

Monday January 7, 8:15 am ET

SAN DIEGO, CA--(MARKET WIRE)--Jan 7, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News) is pleased to announce the company is currently harvesting its annual winter Asparagus crop.

Seventy to Eighty percent of the United States domestic supply of fresh Asparagus is grown in California. Statewide, the harvest season is from January 15 to June 30. Each year "Winter" Asparagus is harvested in the Imperial Valley, CA by US Farms, Inc. which currently grows 140 acres of Asparagus. The harvest moves north as the weather warms in the spring. Asparagus fields are harvested by hand every 1 to 3 days depending on how quickly marketable sized spears are emerging, a function of soil and air temperature.

Darin Pines, Chief Operating Officer of US Farms, Inc., stated, "US Farms, Inc. is one of the only domestic growers currently harvesting Asparagus at this time of the year, making it a great market time for us. We had a very good harvest in 2007 and I am looking forward to our 2008 harvest and the sales results that we will achieve this growing season."

US Farms, Inc. President Yan K. Skwara stated, "We are very pleased thus far with our Asparagus growing and cutting conditions in the fields. This year's first quarter is a bit different from last year's first quarter in that sales of Tomato and Garlic are included in this year's numbers. Last year first quarter sales generated approximately $1.7 Million in sales including only Asparagus and Aloe Vera. The Company anticipates exceeding last year's sales figures for the first quarter."

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with Produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.

Visit US Farms, Inc. Web site at www.usfarmsinc.com.

Safe Harbor

Forward-looking statement: Except for historical information, this press release contains forward-looking statements, which reflect the Company's current expectation regarding future events. These forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those statements. Those risks and uncertainties include, but are not limited to, changing market conditions and other risks detailed from time to time in the Company's ongoing quarterly filings, annual information form, and annual reports. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events in this press release might not occur.

Contact:

     Contact:

     US Farms, Inc.

     Tel: 858-488-7775 Ext 101

     or 800-845-9133

     Fax: 858-488-2828

EXHIBIT 99.10

US Farms, Inc. CEO Yan Skwara Featured in Interview on

 EquityGroups.com

Monday January 14, 7:15 am ET

Topics Discussed Include Current Ag Boom and Company's Prospects for 2008-09

SAN DIEGO, CA--(MARKET WIRE)--Jan 14, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), A diversified commercial Farming and Nursery company and one of the nation's largest growers of Aloe Vera, today announced that its CEO, Yan K. Skwara, has been interviewed by Jason Buchen of Equitygroups.com.

The interview is available at: http://equitygroups.com/audioint/usfi/usfijan1108.wmv

During the interview, Mr. Skwara discusses the business of US Farms and the current state of the Ag Boom as specific "crops" are in high demand and specific "crop" inventories are at record lows. Mr. Skwara also comments on management's progress with additional comments on the growing and sales distribution of multiple niche crops of US Farms, Inc. for 2008-2009.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial agriculture company. The company grows, markets and distributes horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, cactus, succulents, jade, rare and exotic palm trees and cycads. Those products are offered along with produce that includes Aloe Vera, asparagus, tomatoes and wheat grass. In 2007 the company plans to make over 100 specialty niche produce items available to consumers.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.

Safe Harbor Statement

The statements in this release relating to future product availability, collaboration and partnership, and positive direction are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Some or all of the aspects anticipated by these forward-looking statements may not, in fact, occur. Factors that could cause or contribute to such differences include, but are not limited to, contractual difficulties, demand for US Farms, Inc. products, the future market price of USFI common stock and the Company's ability to obtain necessary future financing.

Contact:

     Contact:

     US Farms, Inc.

     800-845-9133

     Or 858-488-7775

EXHIBIT 99.11

US Farms, Inc. Announces Record Sales for 2007

Monday January 28, 6:00 am ET

US Farms, Inc. Sales Reach $9,476,160 for 2007

SAN DIEGO, CA--(MARKET WIRE)--Jan 28, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News) today announced record consolidated sales (unaudited) of $9,476,160 for the year ended December 31, 2007 with fourth quarter revenues totaling $2,673,396 primarily from bulk Tomato and Garlic operations.

Yan K. Skwara, President of US Farms, Inc., stated, "In 2007, we achieved our goals for top line revenue growth though the acquisition of strategic industry personnel and internal growth. Product sales expanded in all categories including Tomatoes, Asparagus, Garlic, Aloe Vera and Nursery products. In 2008, US Farms, Inc. will continue to execute on its growth strategies and to diversify its agricultural product offerings. Our Management Team is confident that our goals of growing the company organically and obtaining Investment capital for acquisitions and future growth will continue to enhance the US Farms brand and position the Company for profitability in the near future."

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Tel: 800-845-9133 or 858-488-7775

     Fax: 858-488-2828

EXHIBIT 99.12

US Farms, Inc. Showcasing at World Money Show in Orlando, Florida

Thursday February 7, 11:20 am ET

SAN DIEGO, CA--(MARKET WIRE)--Feb 7, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News) announced it is one of many investment related companies that is showcasing its business and products at the annual World Money Show being held February 6-10, 2008 in Orlando, Florida at the Gaylord Palms Hotel. US Farms, Inc. Booth number is #518.

For additional information, contact Investor Relations Department at (800) 845-9133.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

For more information on US Farms, Inc., please visit http://www.usfarmsinc.com. US Farms, Inc. is publicly traded on the over-the-counter market under the ticker symbol USFI.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Tel: 800-845-9133

     858-488-7775

     Fax: 858-488-2828

EXHIBIT 99.13

Smallcap Rapp(TM) to Feature FTS Group, Inc. and US Farms, Inc.

Thursday February 21, 1:01 pm ET

FT. LAUDERDALE, FL--(MARKET WIRE)--Feb 21, 2008 -- 247MGI Inc. (Other OTC:TOFS.PK - News) ("247MGI") is pleased to announce that Smallcap Rapp(TM) will feature these two companies LIVE on Monday, February 25, 2008 beginning at 1:00 EST.

Monday's show is being sponsored by U.S. Equity News, a financial news distribution service by Equity Solutions, Inc. To find out more about the company please visit (www.equityirsolutions.com).

About FTS Group, Inc. (OTC BB:FLIP.OB - News)

Through its subsidiaries, engages in the retail distribution of next generation wireless communications and entertainment products and services for businesses and consumers in the United States. The company operates as a regional service provider and retail distributor of satellite television systems and services for DISH Networks. It installs satellite television systems sold by DISH networks, as well as markets, sells, and installs satellite systems for DISH Networks through its retail location in Indiana, Pennsylvania. The company also distributes wireless communications products, such as cell phones, PDAs, and related communication devices and accessories through a chain of retail locations to customers in the Gulf Coast region of Florida and nationally over the Internet. It also operates an online wireless business at www.CellChannel.com. FTS Group has strategic partnerships with Metro PCS; and DISH Networks.

About US Farms, Inc. (OTC BB:USFI.OB - News)

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

Smallcap Rapp(TM) will feature Andrew Lee of All Asia Licensing, Inc., (Other OTC:AASI.PK - News) on Wednesday February 27, 2008 at 1:00 EST.

Smallcap Rapp(TM) is a live interactive show between its guests and the listening audience. Listeners can call into the show and interact LIVE with the company or they can IM or email questions to the host who will then ask the questions and the company will respond LIVE on the air.

To contact the show please visit www.smallcaprapp.com where you can register for the chat room and interact with other listeners, or you can email questions regarding the upcoming show to listener@247mgi.com.

You can register to receive Broadcast news from 247MGI on the main page of our website and sign up for the Broadcast Newsletter or type this address into your browser http://visitor.constantcontact.com/email.jsp?&m=1101849315569.

The foregoing press announcement contains forward-looking statements that can be identified by such terminology such as "believes," "expects," "potential," "plans," "suggests," "may," "should," "could," "intends," or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from any future results, performance or achievements expressed or implied by such statements. In particular, management's expectations could be affected by, among other things, uncertainties relating to our success in completing acquisitions, financing our operations, entering into strategic partnerships, engaging management and other matters disclosed by us in our public filings from time to time. Forward-looking statements speak only as to the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Contact:

     CONTACT:

     Matt Dwyer

     Chairman and CEO

     954 323 2516

EXHIBIT 99.14

US Farms, Inc. to Present at Bluechip Capital Investment Forum

Wednesday February 27, 8:30 am ET

SAN DIEGO, CA--(MARKET WIRE)--Feb 27, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, announced that President Yan K. Skwara will present at 4:10 PST today at the "BBC Investment Forum" sponsored by Bluechip Capital, Inc. The conference is being held at the Hilton San Diego Resort located at 1775 East Mission Bay Drive in San Diego, CA from 11:30 am to 6:00 pm PST. Following the presentation, US Farms, Inc. will participate in Bluechip Capital, Inc.'s roundtable, small-group discussion sessions. The event is expected to draw between 50 and 75 attendees with a mix of individual investors, broker/dealers and institutional investors.

"Participation in the BCC Investment Forum provides an important venue for us to reach individual investors in our local community, as well as meet a number of institutional investors and brokers interested in small-cap, high-growth companies such as ours," said Mr. Skwara.

Questions about the conference may be addressed to Tammy Dunn, CEO of Bluechip Capital, Inc., at 714-791-2772.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. Horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions, US Farms, Inc. is expanding its market share in its nursery and specialty produce businesses. Through its subsidiaries, US Farms, Inc. provides a full range of products including: Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with Produce products that include: Aloe Vera, Asparagus, Tomatoes and Garlic. For more information on US Farms, Inc., please visit http://www.usfarmsinc.com.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission available at www.sec.gov. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Investor Relations

     Tel: 858-488-7775 Ext 101 or 800-845-9133

     Fax: 858-488-2828

     Email Contact

     http://www.usfarmsinc.com

     or

     Investor Relations:

     Flagler Communications, an affiliate of OTC Financial Network

     Jamie Dryer

     561-837-8057, Ext. 2

EXHIBIT 99.15

US Farms, Inc. Retains OTC Financial Network for Investor Relations

 Campaign

Thursday February 28, 8:30 am ET

SAN DIEGO, CA--(MARKET WIRE)--Feb 28, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, announced today that it has retained OTC Financial Network (OTCFN), a division of National Financial Communications Corp., to direct a comprehensive investor relations campaign. OTCFN will provide US Farms, Inc. with ongoing shareholder communications and marketing programs tailored to increase awareness and solicit interest among retail and institutional investors.

US Farms, Inc.'s principal farming operations are located in the Imperial Valley of Southern California and North County San Diego, where the Company has a 100,000 sq. ft. greenhouse facility along with two separate produce storage warehouses totaling 30,000 sq. ft. The Company currently farms Aloe Vera and asparagus, along with brokering tomatoes and garlic in bulk form. US Farms, Inc. is also a national produce broker to a number of small and large grocery store and home center chains located throughout the US and Canada.

President of OTC Financial Network Geoffrey Eiten said, "With record sales of $9.4 million (unaudited) in 2007, US Farms, Inc. has proven its ability to capitalize on the booming agricultural sector. The Company has established itself as the leading US supplier of aloe vera and the nation's largest producer of asparagus during the supply-constrained winter months. With centralized farming in San Diego County, US Farms, Inc. benefits from a year-round favorable climate, scalable production capacity and key distribution relationships to fill depleted inventory levels for fresh fruits and vegetables worldwide. We look forward to representing this dynamic company and its strong prospects for growth to the financial community."

Yan K. Skwara, President of US Farms, Inc., stated, "A partnership with OTC Financial Network will create greater transparency for our shareholders, as well as attract new investment opportunities, as we pursue acquisitions and expand organically."

About OTC Financial Network

Since 1992, OTC Financial Network has carved its niche as the nation's leading small/micro-cap investor relations and financial communications firm. For more information on OTCFN services and its clients, visit http://www.otcfn.com. OTC Financial Network is a division of National Financial Communications Corp. (http://www.nationalfc.com) based in Needham, MA.

OTC Financial Network serves as special advisor to US Farms, Inc. and has received fees for services, including a monthly retainer of two thousand dollars paid in cash, two hundred thousand shares of restricted stock and an option to purchase two hundred thousand shares at an exercise price of fifty cents, for the creation and distribution of material. This is not an offer to buy or sell securities. Information or opinions in this release are presented solely for informative purposes, and are not intended nor should they be construed as investment advice. A full disclaimer can be found online by visiting http://www.otcfn.com/usfi/disclaimer.html.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. Horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions, US Farms, Inc. is expanding its market share in its nursery and specialty produce businesses. Through its subsidiaries, US Farms, Inc. provides a full range of products including: Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads and Produce products that include: Aloe Vera, Asparagus, Tomatoes and Garlic. For more information on US Farms, Inc., please visit http://www.usfarmsinc.com.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission, available at http://www.sec.gov. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Investor Relations

     Tel:  858-488-7775 Ext 101 or 800-845-9133

     Fax: 858-488-2828

     Email Contact

     http://www.usfarmsinc.com

     or

     Investor Relations:

     Flagler Communications, an affiliate of OTC Financial Network

     Jamie Dryer

     561-837-8057, Ext. 2

EXHIBIT 99.16

OTC Financial Network Issues Corporate Facts Report on US Farms,

Inc.

Thursday March 13, 11:11 am ET

SAN DIEGO, CA--(MARKET WIRE)--Mar 13, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, announced today that OTC Financial Network (OTCFN), a division of National Financial Communications Corp., has issued a Corporate Facts report ("OTCFN Report") on the Company. The OTCFN Report details US Farms, Inc.'s revenue-generating subsidiaries, diversified product line, production and expansion capacity, management team and near-term growth prospects. Shareholders and those seeking to take an in-depth look at US Farms, Inc. are encouraged to download the OTCFN Report at http://www.otcfn.com/usfi/usfi-report.pdf or call 781-444-6100x600 for reprints.

An excerpt from the OTCFN Report says, "US Farms, Inc. has access to an additional 40,000 acres of fully irrigated farmland in California's pristine Imperial Valley, along with a 100,000 sq. ft. greenhouse facility and 30,000 sq. ft. in warehouses, creating scalable production capacity to meet increasing market demand.

"Given management's guidance for 2008 assuming additional financing and bullish outlook for 'green' stock plays, US Farms, Inc. represents an undervalued investment opportunity with upside potential."

About OTC Financial Network

Since 1992, OTC Financial Network has carved its niche as the nation's leading small/micro-cap investor relations and financial communications firm. For more information on OTCFN services and its clients, visit http://www.otcfn.com. OTC Financial Network is a division of National Financial Communications Corp. (http://www.nationalfc.com) based in Needham, MA.

OTC Financial Network serves as special advisor to US Farms, Inc. and has received fees for services, including a monthly retainer of two thousand dollars paid in cash, two hundred thousand shares of restricted stock and an option to purchase two hundred thousand shares at an exercise price of fifty cents, for the creation and distribution of material. This is not an offer to buy or sell securities. Information or opinions in this release are presented solely for informative purposes, and are not intended nor should they be construed as investment advice. A full disclaimer can be found online by visiting http://www.otcfn.com/usfi/disclaimer.html.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. Horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions, US Farms, Inc. is expanding its market share in its nursery and specialty produce businesses. Through its subsidiaries, US Farms, Inc. provides a full range of products including: Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads and Produce products that include: Aloe Vera, Asparagus, Tomatoes and Garlic. For more information on US Farms, Inc., please visit http://www.usfarmsinc.com.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission, available at http://www.sec.gov. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc. This is not an offer to buy or sell securities. Information or opinions in this release are presented solely for informative purposes, and are not intended nor should they be construed as investment advice.

Contact:

     Contact:

     US Farms, Inc.

     Investor Relations

     Tel:  858-488-7775 Ext 101

     or

     800-845-9133

     Fax: 858-488-2828

     Email Contact

     http://www.usfarmsinc.com

     or

     Investor Relations:

     Flagler Communications, an affiliate of OTC Financial Network

     Jamie Dryer

     561-837-8057, Ext. 2

     Email Contact

     http://www.otcfn.com/usfi

EXHIBIT 99.17

US Farms, Inc. to Participate in Bluechip Capital National

 Teleconference Forum

Tuesday March 18, 7:00 am ET

SAN DIEGO, CA--(MARKET WIRE)--Mar 18, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, announced today that it will participate in the Bluechip Capital nationwide teleconference forum as a follow up to its presentation at the Bluechip Investment Forum which was recently held on February 27, 2008 at the Mission Bay Hilton in San Diego, California.

"This continued exposure to a sophisticated network of individual investors, institutional investors and brokers interested in small-cap, high-growth companies continues to build a solid foundation of shareholders and future investment capital for US Farms, Inc.," said Mr. Yan Skwara, President. "We look forward to future events as we will notify our shareholders of opportunities to see US Farms, Inc. present to these valuable groups," added Mr. Skwara.

Participants in this nationwide teleconference will hear about US Farms, Inc. and will receive a complimentary Aloe Vera Flavored 32 oz. drink.

"BCC Investment Forum"

Teleconference Call Follow-Up

To all Attendees of the San Diego Bluechip Capital Investment Forum... We

have arranged the following nationwide teleconference calls with the presenters from our February 27 investment event.  We invite you to attend the following scheduled teleconference:

US Farms, Inc.

Mr. Yan Skwara

March 18, 2008

11:00 AM

Teleconference Call Instructions:

At the scheduled time, please dial the following teleconference call number: (605) 990-0001

When prompted to enter the pass code please enter the following number:

 975758#

Please announce your name and you will be connected to the teleconference.

For more information, please contact:

Tammy Dunn

President/CEO

Bluechip Capital, Inc.

(714) 791-2772

About Bluechip Capital, Inc.

Bluechip Capital, Inc. offers its clients a broad range of business development services including comprehensive investor relations and shareholder relations programs. Their primary focus is to provide emerging companies a forum to present their growth objectives, their funding requirements and to provide them access to individual and institutional investors interested in their success.

Bluechip Capital, Inc. has a team of professionals with substantial experience in both public and private arenas with a combined 50+ years of experience in the financial markets. For more information on Bluechip Capital, Inc., please visit their website at www.bluechipcapitalinc.com.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. Horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions, US Farms, Inc. is expanding its market share in its nursery and specialty produce businesses. Through its subsidiaries, US Farms, Inc. provides a full range of products including: Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads and Produce products that include: Aloe Vera, Asparagus, Tomatoes and Garlic. For more information on US Farms, Inc., please visit http://www.usfarmsinc.com.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission, available at http://www.sec.gov. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc. This is not an offer to buy or sell securities. Information or opinions in this release are presented solely for informative purposes, and are not intended nor should they be construed as investment advice.

Contact:

     Contact:

     US Farms, Inc.

     Investor Relations

     Tel:  858-488-7775 Ext 101

     or

     800-845-9133

     Fax: 858-488-2828

     http://www.usfarmsinc.com

     or

     Investor Relations:

     Flagler Communications, an affiliate of OTC Financial Network

     Jamie Dryer

     561-837-8057, Ext. 2

     http://www.otcfn.com/usfi

EXHIBIT 99.18

US Farms, Inc. Announces Nursery Fulfillment Agreement With

 Morgan Creek Tropicals

Wednesday March 26, 7:00 am ET

SAN DIEGO, CA--(MARKET WIRE)--Mar 26, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, announced today that it has entered into a fulfillment agreement with Morgan Creek Tropicals, an affiliate of Morgan Creek Tropicals, Ltd, a modern wholesale supplier of indoor Tropical Plants and Nursery Stock. The agreement calls for US Farms, Inc. to immediately establish a fulfillment center to effectively house plant inventory and service a large retail nursery customer of Morgan Creek Tropicals. Shipments have already been initiated.

Yan K. Skwara, President of US Farms, Inc., stated, "We are excited about our recent fulfillment agreement with Morgan Creek Tropicals. We anticipate revenues and resulting profits can be generated in a reasonable timeframe by servicing an established retail customer of Morgan Creek Tropicals. We will dedicate existing greenhouse space at our Valley Center, California location to ensure a seamless supply chain. Our Nursery operations are turn-key, and require minimal cash outlay to immediately begin accommodating Morgan Creek Tropical. We will utilize our existing capacity at our five acre greenhouse facility to house different plants and plant material that will be used to service a specific retail customer. Over the next six to eighteen months, our shareholders will see the value of this new relationship as we continue to grow our high-margin nursery business."

About Morgan Creek Tropicals

Morgan Creek Tropicals is a modern, wholesale supplier of indoor tropical plants for today's lifestyles (consumer needs). We also grow and supply fresh blueberries, potted blueberry plants, and nursery stock to the wholesale trade and farming community.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. Horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions, US Farms, Inc. is expanding its market share in its nursery and specialty produce businesses. Through its subsidiaries, US Farms, Inc. provides a full range of products including: Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads and Produce products that include: Aloe Vera, Asparagus, Tomatoes and Garlic. For more information on US Farms, Inc., please visit http://www.usfarmsinc.com.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission, available at http://www.sec.gov. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc. This is not an offer to buy or sell securities. Information or opinions in this release are presented solely for informative purposes, and are not intended nor should they be construed as investment advice.

Contact:

     Contact:

     US Farms, Inc.

     Investor Relations

     Tel:  858-488-7775 Ext 101

     or

     800-845-9133

     Fax: 858-488-2828

     http://www.usfarmsinc.com

     or

     Investor Relations:

     Flagler Communications, an affiliate of OTC Financial Network

     Jamie Dryer

     561-837-8057, Ext. 2

     http://www.otcfn.com/usfi

EXHIBIT 99.19

US Farms, Inc. Announces Presentation to Southern California

 Keiretsu Investor Network Forum

Wednesday April 2, 7:00 am ET

SAN DIEGO, CA--(MARKET WIRE)--Apr 2, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, announced that the Company has been invited to present its business to the Southern California chapter of Keiretsu Forum, the world's largest angel investor network. Yan Skwara, CEO of US Farms, Inc., will speak directly to a group of Keiretsu members by invitation only in four cities on the following dates: Westlake Village (Thousand Oaks, CA) on April 8th; Los Angeles on April 9th; San Diego on April 10th; and Orange County (Irvine, CA) on April 11th.

Keiretsu Forum membership is comprised of individual high net worth investors, business leaders, venture capitalists, corporate/institutional investors and serial entrepreneurs. Membership is by invitation only. Keiretsu Forum enjoys synergies and close relationships with venture capital (VC) firms, universities, and Investment Banking institutions. These relationships facilitate the access to capital, talent, technology and resources needed to build a successful venture. At the meetings, US Farms, Inc. will have exposure to about 100 potential investors, as well as business resources, customers, board members, advisors, referrals, and feedback. Forum members provide early-stage capital of up to $2 Million.

US Farms, Inc. CEO Yan K. Skwara stated, "We are excited to speak at the Keiretsu Forum meetings in selected cities throughout Southern California. This multi-city platform enables us to expose US Farms Inc. to a sophisticated investment community of qualified investors, business leaders, VCs, and institutional/corporate investors who are seeking to identify exciting emerging-growth companies like ours."

Skwara continued, "We are focusing on moving US Farms, Inc. to the next stage of growth in 2008. Last year 2007 was a foundational year putting the company on the map with sales in excess of $9.4 million (unaudited). Expanding current Farming, Produce and Nursery businesses with an eye on higher margins and lower overhead is our chief objective. In 2008, we are committed to securing additional financing to capitalize on immediate market opportunities. Our goal is to diversify and increase production of our existing fresh fruits/vegetables and Nursery products which will allow us to fill our large warehouse/greenhouse capacity and serve a growing customer base of wholesale distributors and retailers throughout the U.S. The demand for Food and Nursery products nationwide has never been higher and we remain extremely bullish on our long term prospects as the Agricultural space continues to expand and thrive."

About Keiretsu Forum

Keiretsu Forum is the world's largest angel investor network with 750 accredited investor members throughout 16 chapters on three continents. Since Keiretsu Forum's founding in 2000, its members have invested over $180 Million in 200 companies in technology, consumer products, healthcare/life sciences, real estate and other segments with high growth potential. Forum members collaborate in the due diligence, but make individual investment decisions, with rounds in the range of $250,000 to $2 Million. Keiretsu Forum's community is strengthened through education on angel investing, as well as charitable giving. Forum members have donated over $1 Million to 90 non-profit organizations. For more information, visit www.k4forum.com.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. Horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions, US Farms, Inc. is expanding its market share in its nursery and specialty produce businesses. Through its subsidiaries, US Farms, Inc. provides a full range of products including: Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with Produce products that include: Aloe Vera, Asparagus, Tomatoes and Garlic. For more information on US Farms, Inc., please visit http://www.usfarmsinc.com.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This press release contains forward-looking statements that are subject to risk and uncertainties, including, but not limited to, our inability to acquire and or build an ethanol production facility, the impact of competitive products, product demand, market acceptance risks, fluctuations in operating results, political risk and other risks detailed from time to time in US Farms, Inc.'s filings with the Securities and Exchange Commission available at www.sec.gov. These risks could cause US Farms, Inc.'s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, US Farms, Inc.

Contact:

     Contact:

     US Farms, Inc.

     Investor Relations

     Tel:  858-488-7775 Ext 101 or 800-845-9133

     Fax: 858-488-2828

     Email Contact

     http://www.usfarmsinc.com

     or

     Investor Relations:

     Flagler Communications, an affiliate of OTC Financial Network

     Jamie Dryer

     561-837-8057, Ext. 2

     Email Contact

     http://www.otcfn.com/usfi

EXHIBIT 99.20

Powerful National Investment Conference This Saturday Morning

Presented by SCIA -- Southern California Investment Association in

Newport Beach, CA

Monday April 7, 9:38 am ET

MONARCH BEACH, CA--(MARKET WIRE)--Apr 7, 2008 -- Southern California Investment Association, Inc. welcomes buy and sell side brokers, high net worth investors, institutions and funds looking for new opportunities early Saturday morning, from 7:30 a.m. - 2 p.m. at the Radisson Hotel Newport Beach (www.radissonnewportbeach.com), 4545 MacArthur Boulevard, Irvine, CA 92660, conveniently located one block west of the John Wayne Airport (SNA). CEOs reveal future plans for growth and opportunity.

Current FINRA securities brokers with CRD# may come to the registration for a no charge entry. Pre-registration not required.

Ault Glazer & Co., Inc. -- (Other OTC:AULT.PK - News) -- www.aultglazer.com -- Snowboard, Sport Toys Give-a-ways & Cocktail Reception Host;

Big Apple Consulting USA, Inc. -- www.bigappleconsulting.com;

BioFuels Energy LLC -- www.biofuelsenergyllc.com;

BOOMj.com -- (OTC BB:BOMJ.OB - News) -- www.boomj.com;

Earth Biofuels, Inc. -- (OTC BB:EBOF.OB - News) -- www.earthbiofuels.net -- Cocktail Reception Host;

Go Healthy, Inc. -- www.go-energy-recovery.com;

IDGlobal Corp. -- (Other OTC:IDGJ.PK - News) -- www.idglobalcorp.com;

Integrative Health Technologies, Inc. -- (Other OTC:IHTI.PK - News) -- www.ihtglobal.com -- Bone Density Tests at Conference for Registrants;

JJ Pharma -- www.jjpharma.com;

Leading Ventures -- www.leadingventures.com;

Signature Devices, Inc. -- (Other OTC:SDVI.PK - News) -- www.signaturedevices.com;

Sovereign Exploration Associates International, Inc. -- (OTC BB:SVXA.OB - News) -- www.sea-int.com -- Cocktail Reception Host;

TexCom, Inc. -- (Other OTC:TEXC.PK - News) -- www.texcomresources.com;

US Farms, Inc. -- (OTC BB:USFI.OB - News) -- www.usfarmsinc.com;

(Subject to Additions and Changes)

Jairek Robbins, Peak Performance Strategist and dynamic National speaker from the Anthony Robbins Company -- www.tonyrobbins.com -- will be the luncheon guest. His topic: Tools to rapid personal and professional goals. Turn knowledge into action. Experience strategies, communications skills, and physiology used by the world's top achievers to attain outstanding success and fulfillment.

Watch Management Videos on Demand: by Tuesday for two full months at: www.sciaonline.org. All access videos of public companies presenting for exposure. Videos of companies with offerings require login and password for accredited investors only.

About Southern California Investment Association:

SCIA National Small Cap Syndicate is a comprehensive national organization developed to facilitate stock support and capital formation for small and emerging-growth companies. The alliance consists of almost 200 influential member firms plus associates including FINRA broker/dealers, bankers, investment advisors, analysts, market makers, venture capitalists, fund managers, media and accredited investors. The syndicate provides equity and debt financing, institutional and retail stock support, market making, and mergers and more. The SCIA syndicate has been instrumental in funding over $100 million per year since 2000 and has introduced many of the good companies available in the markets.

2008 SCIA Conference Schedule Continues: Saturday, June 14, August 9, October 11 and December 13. Companies desiring support or funding are invited to register at least one month in advance.

Gold Sponsors: Continental Stock Transfer & Trust Co., Great Value with Flawless Executions, www.continentalstock.com; Corporate Capital Advisors, IPOs, Reverses, PIPE's and Capital Solutions, www.corpcapad.com and www.capitalforum.org; Tow Law and Associates, Capital Formation, Mergers & Acquisitions, www.towlaw.com; Associate Sponsors: Corporate PR & Media Value Leader, Marketwire, www.marketwire.com.

Contact:

     Expect the Best

     Cherry Lassen

     CEO

     949-922-3003