Form 10-Q
period 2008-03-31
US FARMS, INC.
filed 2008-05-20
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(858) 488-7775

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 16, 2008, the issuer had 47,223,733 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

US Farms, Inc. and Subsidiaries
Consolidated Balance Sheets
	March 31,	December 31,
	2008	2007
	Unaudited
Assets
Current Assets
Cash	$ 2,520	$ 24,487
Accounts Receivable	1,619,189	1,797,045
Inventories	664,767	781,243
Prepaid Expenses & Other Assets	71,388	115,890
Total Current Assets	2,357,864	2,718,665

Property & Equipment, Net	352,677	363,237
Other Assets	592,905	565,436

Total Assets	$ 3,303,446	$ 3,647,338
Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$ 2,754,928	$ 2,495,895
Accrued Expenses	691,506	759,010
Accrued Interest Payable	277,568	246,733
Derivative Liability	936,031	662,088
Convertible Debenture	500,000	500,000
Notes Payable	586,145	592,663
Total Current Liabilities	5,746,178	5,256,389

Notes Payable	96,723	111,289

Total Liabilities	5,842,901	5,367,678

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Series B Preferred Stock, $0.001 par value, 1,000,000 shares	89	89
authorized, 88,500 shares issued and outstanding
Common Stock, $0.001 par value, 500,000,000 shares	45,619	39,580
authorized, 45,618,733 and 39,580,035 issued and
outstanding, respectively
Additional Paid-in Capital	22,526,530	21,655,192
Other Comprehensive Loss	(18,000)	(18,000)
Treasury Stock, at cost	(280)	(280)
Accumulated Deficit	(25,093,413)	(23,396,921)
Total Stockholders' Equity (Deficit)	(2,539,455)	(1,720,340)
Total Liabilities & Stockholders' Equity (Deficit)	$ 3,303,446	$ 3,647,338

The accompanying notes are an integral part of these financial statements.

US Farms, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2008	2007
	Unaudited	Unaudited

Sales, net	$ 2,351,089	$ 1,673,949

Cost of Goods Sold	2,244,951	1,141,386

Gross Profit	106,138	532,563

Operating Expenses
Selling, General and Administrative	956,361	184,319
Stock Compensation Expense	520,676	871,346
Depreciation and Amortization	16,440	2,985
Total Operating Expenses	1,493,477	1,058,650

Income (Loss) from Operations	(1,387,339)	(526,087)

Other Income (Expense)
Gain on Extinguishment of Debt	-	-
Derivative Expense	(273,943)	-
Interest Expense	(35,210)	(23,918)
Total Other Income (Expense)	(309,153)	(23,918)

Income (Loss) Before Income Taxes	(1,696,492)	(550,005)

Provision for Income Taxes	-	-

Net Income (Loss)	$ (1,696,492)	$ (550,005)

Net Income per Share
Basic	$ (0.04)	$ (0.03)
Diluted	$ (0.03)	$ (0.02)

Number of Shares Used in Per Share Calculations
Basic	42,198,296	21,151,425
Diluted	65,309,875	30,951,077

The accompanying notes are an integral part of these financial statements.

US Farms, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	For the Three Months Ended
	March 31,
	2008	2007
	Unaudited	Unaudited
Cash Flows from Operating Activities
Net Loss	$ (1,696,492)	$ (550,005)

Adjustments to reconcile net loss to net cash used in operating activities:

Common Stock Issued for Services	520,676	871,346
Depreciation & Amortization	16,440	2,985
Derivative Expense	273,943	-
Reserve for Uncollectable Receivables	200,000	-

Changes in operating assets and liabilities:
Accounts Receivable	(22,144)	(448,268)
Inventories	116,476	(557,421)
Prepaid Expenses & Other Current Assets	44,502	(28,355)
Other Assets	(27,469)	(156,485)
Accounts Payable	259,033	(225,450)
Accrued Expenses	(67,504)	(56,134)
Accrued Interest Payable	30,835	2,133
Total adjustments	1,344,788	(595,649)

Net Cash Used in Operating Activities	(351,704)	(1,145,654)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(5,880)	(124,620)

Net Cash Used in Investing Activities	(5,880)	(124,620)

Cash Flows from Financing Activities
Net Proceeds (Payments) from Promissory Notes	93,916	200,931
Stock Issued for Cash	241,701	1,318,500

Net Cash Provided by Financing Activities	335,617	1,519,431

Net Increase (Decrease) in Cash	(21,967)	249,157

Cash Beginning of Period	24,487	2,468

Cash at End of Period	$ 2,520	$ 251,625

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$ -	$ -
Cash Paid during the period for Income Taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Notes Payable Issued for Inventory and Equipment	$ -	$ 250,000
Common Stock Issued for Conversion of Promissory Notes	115,000	-

The accompanying notes are an integral part of these financial statements.

US FARMS, INC. AND SUBSIDIAIRIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. As of March 31, 2008, the Company has working capital and accumulated deficits of $1,603,424 and $25,093,413, respectively. For the three months ended March 31, 2008, the company had a loss totaling $1,696,492. In addition, the Company is in default on certain of its promissory notes, is in litigation with a Convertible Debenture holder and a secured note holder, and is in default and in the litigation process with multiple vendors with respect to the  Perishable Agricultural Commodities Act (PACA).

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of US Farms, Inc. and its wholly owned subsidiaries (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants and convertible notes.

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of March 31, 2008 and December 31, 2007, the  Company has reserved $350,000 and $150,000 for doubtful accounts, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three months ended March 31, 2008 and 2007 were $15,294 and $33,976 respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended March 31, 2008 and December 31, 2007, as a result of net operating losses incurred during the periods. As of December 31, 2007, the Company has available approximately $25,100,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At March 31, 2008 and December 31, 2007, the Company has a deferred tax asset of approximately $8,900,000 and $8,200,000, relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	March 31,	December 31,
	2008	2007
	Unaudited

Statutory Federal Tax (Benefit) Rate	-34%	-34%
Statutory State Tax (Benefit) Rate	-5%	-5%
Effective Tax (Benefit) Rate	-39%	-39%

Valuation Allowance	39%	39%

Effective Income Tax	0%	0%

Significant components of the Company's deferred tax assets at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
	Unaudited

Net Operating Loss Carryforward	$ 8,942,216	$ 8,229,582

Valuation Allowance	(8,942,216)	(8,229,582)

Net Deferred Tax Asset	$ -	$ -

Shares issued to acquire goods and services from non-employees

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred approximately $0 and $26,000 in research and development costs for the three months ended March 31, 2008 and December 31, 2007, respectively.  These expenses related to feasibility studies prepared regarding the building of an ethanol facility in the Imperial Valley, California for the wholly-owned Imperial Ethanol, Inc. subsidiary.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

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

Note 4 - Inventories

At March 31, 2008 and December 31, 2007, inventories are comprised of the following:

	March 31,	December 31,
	2008	2007
	Unaudited
Nursery Palms & Cycads and Nursery Materials	$ 461,157	$ 451,157
Potted Aloe Plants and Potting Materials	181,329	176,636
Tomatoes	22,281	11,907
Garlic	-	141,543
Total Inventories	$ 664,767	$ 781,243

Note 5 - Property and Equipment

At March 31, 2008 and December 31, 2007, property and equipment are comprised of the following:

	March 31,	December 31,
	2008	2007
	Unaudited
Machinery & Equipment	$ 53,563	$ 51,459
Vehicles	62,333	62,333
Office Furniture & Equipments	18,798	18,798
Leasehold Improvements	7,969	7,969
Buildings & Greenhouses	122,194	118,418
Capitalized Aloe Crop Costs	159,137	159,137
Accumulated Depreciation and Amortization	(71,317)	(54,877)
Net Property and Equipment	$ 352,677	$ 363,237

We capitalize the crop costs incurred prior to the aloe crop becoming productive. These costs consist primarily of expenditures related to the acquisition of pups and the labor and materials to prepare the land. Amortization of such costs is done over the straight line basis estimated over 5 years. During the three months ended March 31, 2008 and 2007, the Company recorded depreciation and amortization expenses of $16,440 and $2,985, respectively.

Note 6 - Accrued Expenses

At March 31, 2008 and December 31, 2007, accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2008	2007
	Unaudited
Accrued Payroll and Payroll Taxes	$ 357,560	$ 357,560
Accrued Legal & Audit Fees	25,000	50,000
Accrued Penalties and Interest	158,199	158,199
Other Accrued Expenses	150,747	193,251
Total Accrued Expenses	$ 691,506	$ 572,407

Note 7 – Convertible Debentures and Promissory Notes

As of March 31, 2008 the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $1,182,868 as follows:

On October 7, 2004 the Company issued a Convertible Debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  As of September 30, 2006, this bond has matured and is in default. On March 11, 2008, the debenture holder filed an Application For and Notice of Default in the Superior Court of Arizona.

Multiple unsecured convertible notes of $483,601, bearing various annual interest rates repayable in cash or shares of the Company at the option of the note holders. As of March 31 2008, $163,400 of these notes have matured and are in default.

On March 22, 2007 the Company, through its wholly owned subsidiary American Nursery, Exchange, Inc., issued a $250,000 promissory note payable to Kurth Nurseries, Inc. for the acquisition of all of the existing plant inventory and equipment of Palm Mountain Nursery located in Vista, California. The four year note bears interest at the rate of 7% per annum with interest and principal due and payable monthly.  As of March 31, 2008 the balance due on this note is $156,767. On February 13, 2008, a lawsuit for non-payment had been filed in a Superior Court in California.

Non-convertible note payable of $42,500, bearing 10% interest per annum. As of March 31, 2008, this note has matured and is in default.

Note 8 – Derivative Liability (Warrants)

During 2007 the Company entered into private placement agreements in which each unit purchased entitled the holder to one common share and one share purchase warrant exercisable at $0.50 per share. A total of 15,353,400 share purchase warrants were provided.

During the quarter ended March 31, 2008, the share purchase warrants were outstanding as follows:

Number of Warrants	15,353,400
Exercise Price	$ 0.50
Expiry Date	28-Nov-09

The fair value of the share purchase warrants issued during the period ended December 31, 2007, was in the amount of $2,763,320, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	3.00%
Expected Volatility	66.00%
Expected Option Life (in years average)	3.00

No warrants were issued, exercised or cancelled during the three months ended March 31, 2008.

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

Common Stock

During the three months ended March 31, 2008, the Company issued 6,038,698 shares of which 2,342,000 shares were issued for cash totaling $241,701, 650,000 shares were issued to Officers and Directors of the Company for services totaling $104,000, 1,946,698 shares were issued to non-affiliated parties for services totaling $416,676 and 1,100,000 shares were issued for the conversion of promissory notes and associated interest totaling $115,000.

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

The Company paid $0 for income tax and $0 in interest for the year ended December 31, 2007.

During the three months ended March 31, 2008, 1,100,000 shares were issued for the conversion of promissory notes and associated interest totaling $115,000.

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

•

California Produce Exchange- Grows and distributes produce (Asparagus, Tomatoes and Garlic) through retail and wholesale distribution channels in the Continental United States. CPE produce is sold in supermarkets and to restaurant suppliers and food processors. This segment includes the wholly owned subsidiaries of CPE, USTG, SPI and WGS.

•

American Nursery Exchange – A floriculture supplier of select ornamental shrubs, color plants, container grown plants, and exotic palms and cycads. Live foliage and trees are sold through wholesale distribution to landscapers, nurseries, supermarkets, and large retailers, and through direct mail covering North America. This segment includes the wholly owned subsidiary ANE.

•

American Aloe Vera Growers - Domestic grower of Aloe Vera. The Company grows, packs and ships Aloe Vera plants, produce and bulk leaves through wholesale and retail channels throughout North America. AAVG products are sold in supermarkets, garden and home improvement centers, landscapers and retail outlets. This segment includes the wholly owned subsidiary AAVG.

Subsidiaries that are not included in these segments provide support and corporate services to the operating segments or are currently not operational. Segment information at March 31, 2008 is as follows:

	For the Three Months Ended
	March 31, 2008
	AAVG	ANE	CPE	Corporate	Total
Sales, net	$ 65,871	$ 48,921	$ 2,210,937	$ 25,360	$ 2,351,089
Cost of Good Sold	54,207	45,557	2,102,570	42,617	2,244,951
Gross Profit	11,664	3,364	108,367	(17,257)	106,138
Operating Expenses	26,755	26,921	371,261	1,068,540	1,493,477
Operating Income (Loss)	$ (15,091)	$ (23,557)	$ (262,894)	$ (1,085,797)	$ (1,387,339)

The segments have $1674 in cash, $1,604,054 in receivables, $664,767 in inventories, other current assets of $34,545, net fixed assets of $331,170 and Other Assets of $592,905. Accounts payable equaled $2,442,674 and a note payable for $156,768.

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

On March 31, 2008, a lawsuit was served to the Company for non-payment of a promissory note to Kurth Nurseries, Inc.  This suit was filed filed February 13, 2008 in a Superior Court in California.

The Company is currently in default and in the litigation process with eight vendors with respect to the Perishable Agricultural Commodities Act (PACA) for produce supplied to Sammy’s Produce, Inc. totaling $647,605.  These amounts are included in accounts payable.

Leases

We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2012. We are committed to make minimum cash payments under these agreements as of March 31, 2008 as follows:

2008	$ 196,320
2009	202,210
2010	208,276
2011	214,524
2012	220,960
Thereafter	-
Total	$ 1,042,290

Note 13 – Related Party Transactions

We sell bulk Aloe Leaf to an entity that is under common ownership and management.  During 2007, the bulk leaf sales totaled $38,000 from the American Aloe Vera Growers, Inc. subsidiary resulting in gross margins of approximately $8,000. As of March 31, 2008, the receivable due from this entity totaled $35,200.

Note 14 - Subsequent Events

Preferred Stock Designation

Subsequent to March 31, 2008, the Company's board of directors designated 13,000,000 shares of preferred stock as Series C Preferred Stock.

The Series C Preferred Stock has voting rights, is non-interest bearing and is not entitled to receive dividends.  Each share of Series C Preferred Stock issued can be converted into common on a 1:1 basis at anytime.

Notes

Subsequent to March 31, 2008, the Company received $215,000 in cash from five individuals in exchange for promissory notes and the Company repaid $33,000 to two promissory note holders.

In addition, the Company received $125,000 in cash from one individual in exchange for a promissory note, which accrues interest at a rate of 20% per annum and is payable along with unpaid principal on September 2, 2008. The promissory note is  secured by 12,500,000 shares of Series C Preferred Stock from Yan Skwara, which is currently being held in an escrow account until the principal plus accrued interest has been repaid in full.

Equity

Subsequent to March 31, 2008, the Company issued 3,505,000 common shares of which 245,000 shares were issued for cash totaling $24,500 and 3,260,000 shares were issued to non-affiliated parties for services totaling $386,800.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A – Risk Factors in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

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

Results of Operations for the three months ended March 31, 2008 and 2007

US Farms, Inc. entered the farming and agricultural industry in the second quarter of 2006 and experienced revenues from its agricultural operations in the third quarter of 2006 through is AAVG business segment.  During 2007, the Company expanded operations through the acquisition of a nursery which was the foundation of the ANE business segment.  The expansion was also a result of the startup of the CPE business segment with the formation of Sammy’s Produce, Inc. and World Garlic and Spice, Inc. Therefore, the numbers for three months ended March 31, 2008 and 2007 are not directly comparable, as Sammy’s Produce, World Garlic and Spice, and US Trading Group were not operational in the first quarter of 2007.

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

The following table summarizes the Revenue by Operating Segment for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	For the Three Months Ended
	March 31,
	2008	2007	Increase/(Decrease)
Revenue by Operating Segment	Unaudited	Unaudited	$	%
California Produce Exchange	$ 2,210,937	$ 1,466,771	$ 744,166	51%
American Aloe Vera Growers	65,871	135,832	(69,961)	(52%)
American Nursery Exchange	48,921	71,346	(22,425)	(31%)
Other	25,360	-	25,360	--
Total	$ 2,351,089	$ 1,673,949	$ 677,140	40%

Revenues for the three months ended March 31, 2008, when compared to the same period of 2007, increased by $677,140, or 40%, due primarily to the revenues generated from the California Produce Exchange segment.  As can be seen from the table below, tomatoes, which we began selling in April 2007, accounted for $1,056,092, or 45%, of consolidated revenues.  The winter asparagus harvest which runs from January through March accounted for $795,074, or 34% of consolidated revenues for the three months ended March 31, 2008.  This is a decrease of $671,697 in comparison to the three months ended March 31, 2007.  This decrease was due to only harvesting 160 acres in 2008 as compared to 240 acres being harvested in 2007 as well as the pricing being stronger for asparagus in 2007.

During the three months ended March 31, 2008, garlic sales totaled $359,771, or 15% of consolidated revenues.  These revenues were produced through our subsidiaries of World Garlic and Spice, Inc. and US Trading Group.  Both of these subsidiaries did not begin operations until the third and fourth quarters of 2007, respectively, so there is not a comparable period.

Palms and cycad sales during the three months ended March 31, 2008 totaled $48,921, or 2% of consolidated sales, which was a decrease of $22,425 when compared to the three months ended March 31, 2007.  This decrease was due to the sales of unwanted inventory just after the acquisition of Kurth Nurseries palm and cycad stock in 2007.

Aloe vera, which includes potted aloe plants, bulk leaf and produce totaled $65,871, or 3% of consolidated revenues, which was a decrease of $69,691 from the previous year’s period.  This decrease was due to a sale promotion not being run in 2008 but had been during the three months ended March 31, 2007.. In contrast, during the year ended December 31, 2006, aloe vera under our AAVG business segment had been our only revenue producing product.  Other revenue of $25,360, or 1% of consolidated revenues, was mainly from US Ag Transportation which provided freight services to third parties.

	For the Three Months Ended
	March 31,
	2008	2007	Increase/(Decrease)
Revenue by Product Category	Unaudited	Unaudited	$	%
Tomatoes	$ 1,056,092	$ -	$ 1,056,092	--
Asparagus	795,074	1,466,771	(671,697)	(46%)
Aloe Vera	65,871	135,832	(69,961)	(52%)
Garlic	359,771	-	359,771	--
Palms & Cycads	48,921	71,346	(22,425)	(31%)
Other	25,360	-	25,360	--
Total	$ 2,351,089	$ 1,673,949	$ 677,140	40%

Revenue by Product Category %
Tomatoes	45%	0%
Asparagus	34%	88%
Aloe Vera	3%	8%
Garlic	15%	0%
Palms & Cycads	2%	4%
Other	1%	0%

Gross Margin

The following table summarizes the gross profit by each operating business segment for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	For the Three Months Ended
	March 31,
	2008	2007	Increase/(Decrease)
Gross Profit by Operating Segment	Unaudited	Unaudited	$	%
California Produce Exchange	$ 108,367	$ 435,636	$ (327,269)	(75%)
American Aloe Vera Growers	11,664	54,096	(42,432)	(78%)
American Nursery Exchange	3,364	42,831	(39,467)	(92%)
Other	(17,257)	-	(17,257)	--
Total	$ 106,138	$ 532,563	$ (426,425)	(80%)

Gross Profit by Operating Segment %	For the Three Months Ended March 31, 2008 (unaudited)	For the Three Months Ended March 31, 2007 (unaudited)
California Produce Exchange	4.9%	29.7%
American Aloe Vera Growers	17.7%	39.8%
American Nursery Exchange	6.9%	60.0%
Other	(68.0%)	--
Total	4.5%	31.8%

The gross profit for the three months ended March 31, 2008, when compared to the three months ended March 31, 2007, decreased by $677,140, or 80%, due mainly to the to the decreased margins from the Winter Asparagus harvest. The Company could only harvest 160 acres in 2008 versus 240 in 2007, and the 2007 asparagus market, from a pricing perspective, was stronger than 2008.  Aloe vera, palms and cycads gross profit decreased $42,432 and $39,467, respectively, due to lower sales volumes which reduced fixed overhead absorption.

	For the Three Months Ended
	March 31,
	2008	2007	Increase/(Decrease)
Gross Profit by Product Category	Unaudited	Unaudited	$	%
Tomatoes	$ 24,760	$ -	$ 24,760	--
Asparagus	85,512	435,636	(350,124)	(80%)
Aloe Vera	11,664	54,096	(42,432)	(78%)
Garlic	(1,905)	-	(1,905)	--
Palms & Cycads	3,364	42,831	(39,467)	(92%)
Other	(17,257)	-	(17,257)
Total	$ 106,138	$ 532,563	$ (426,425)	(80%)

Operating Expenses

The following table summarizes the operating expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	For the Three Months Ended
	March 31,
	2008	2007	Increase/(Decrease)
Operating Expenses by Category	Unaudited	Unaudited	$	%
Sales, General and Administrative	$ 756,361	$ 184,319	$ 572,042	310%
Stock Compensation Expense	520,676	871,346	(350,670)	(40%)
Reserve for Uncollectable Receivables	200,000	-	200,000	--
Depreciation and Amortization	16,440	2,985	13,455	451%
Total Operating Expenses	$ 1,493,477	$ 1,058,650	$ 434,827	41%

Total operating expenses were $1,493,477 for the three months ended March 31, 2008 versus $1,058,650 for the same period in 2007, which is an increase of $434,827 or 41%.  Sales, general and administrative expenses increased $572,042 or $310% due to the Company’s expansion into the agricultural business and the addition of sales and corporate staff and consulting services that support current and future operations. However, offsetting this increase in sales, general and administrative expenses was a reduction in our stock compensation expense of $350,676 or 40%. During the three months ended March 31, 2008, the Company paid its consultants and employees less though stock issuances and more in cash.

For the three months ended March 31, 2008, the Company reserved $200,000 for uncollectible accounts receivable primarily relating to the California Produce Exchange Segment bringing the reserve balance to $350,000. Depreciation and amortization expense increased $13,455 due to the Company’s purchases of machinery equipment, vehicles, a shade house and the aloe crop to support current and future operations.

Other Income and Expense

The following table summarizes the Other Income (Expense) by category for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	For the Three Months Ended
	March 31,
	2008	2007	Increase/(Decrease)
Other Income (Expenses)	Unaudited	Unaudited	$	%
Derivative Expense	(273,943)	-	273,943	--
Interest Expense	(35,210)	(23,918)	11,292	(47%)
Total	$ (309,153)	$ (23,918)	$ 285,235	(1,193%)

Other expenses, increased $285,235, due primarily to the derivative expense of $273,943 associated with the issuance of warrants, which is described in more detail in the footnotes to the financial statements.

Net Loss

The net loss for the three months ended March 31, 2008 was $1,696,492, versus a net loss of $550,005 for the same period in 2007, which was an increase of $1,146,487 or 208%.  The increase in net loss is primarily attributable to US Farms becoming operational in its new line of business in the agricultural industry.  Management expects that operating losses may continue as it continues to expand in this industry.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2008 compared to December 31, 2007.

	March 31,	December 31,
	2008	2007	Increase/(Decrease)
Working Capital Analysis	Unaudited		$	%
Current Assets	2,357,864	2,718,665	$ (360,801)	(15%)
Current Liabilities	5,746,178	5,256,389	489,789	9%
Working Capital Surplus (Deficit)	$ (3,388,314)	$ (2,537,724)	$ (850,590)	(25%)

As of March 31, 2008, the Company had total cash and current assets of $2,357,864, and current liabilities of $5,746,178 resulting in a working capital deficit of $3,388,314.  The Company’s available sources for generating cash for working capital is through the issuance of common stock and notes payable and, eventually, through the development of profitable operations.

Our future capital requirements will depend on many factors, including the expansion of our business in the agriculture industry; increased sales in our business segments; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses.  Previously, during the year ended December 31, 2007, we conducted a private placement of equity units that consisted of one share of common stock and one warrant at a price of $0.25 per unit.  During the first three months of 2008, the Company raised approximately $241,701 from the sale of 2,342,000 shares of restricted common stock. Each share was sold at prices ranging from $0.10 to $0.20 and no warrants were associated with this offering as previously discussed above.

As of March 31, 2008, the Company had convertible and other third party debt obligations in default, excluding related accrued interest, totaling $862,667.  Of those in default was a convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  Additionally, there were multiple unsecured convertible notes of $163,400, bearing various annual interest rates repayable in cash or restricted common shares of the Company at the option of the note holders.  There was also a non-convertible note payable of $42,500, bearing 10% interest per annum.

On March 31, 2008, a lawsuit was served to the Company for non-payment of a promissory note to Kurth Nurseries, Inc.  This suit was filed February 13, 2008 in a Superior Court in California.  The amount due on this note is $170,352.

The Company is currently in default and in the litigation process with eight vendors with respect to the Perishable Agricultural Commodities Act (PACA) for produce supplied to Sammy’s Produce, Inc. totaling $647,605.  These amounts are included in accounts payable.

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

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $215,093,413 as of March 31, 2008.  In addition, the Company was in default on certain of its promissory notes and other debt obligations on March 31, 2008.  These factors create uncertainty about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. Yan Skwara, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.  Based on the evaluation, Mr. Skwara concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings, for the following reasons:

•

Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of March 31, 2008 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2008.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is currently in default and in the litigation process with eight vendors with respect to the Perishable Agricultural Commodities Act (PACA) for produce supplied to Sammy’s Produce, Inc. totaling $647,605.  These amounts are included in accounts payable.

Item 1A. Risk Factors

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

            Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  We have not been late in our reports to the Commission through the period ended March 31, 2008.  If we do meet the obligations of this rule, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements

The following table summarizes the shares sold pursuant to the private placement during the three months ended March 31, 2008, each share was sold at prices ranging from $.10 to $.20  We believe the issuance of the shares described below were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to granting the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Date Range	Number of Shares Sold	Price Per Share	Number of Investors	Gross Proceeds	Sales Commissions
01/01/2008 –3/31/2008	2,267,000	$0.10	27	$226,000	$0
01/01/2008 –3/31/2008	75,000	$0.20	2	$15,000	$0

Services

During the three months ended March 31, 2008, we issued a total of 1,846,698 shares of our common stock in exchange for consulting services previously rendered.

Name	Number of Shares	Value	Per Share Value	Type of Services
Lanita Amtunai	3,695	$1,109	$.30	Consulting
Luis Arciqa	5,855	$1,757	$.30	Consulting
Randy Avilles	5,684	$1,705	$.30	Consulting
Lynnette Carr	2,119	$636	$.30	Consulting
Armondo Bahuman	1,224	$367	$.30	Consulting
Nig chow	6,518	$1,955	$.30	Consulting

Enrique Dominquez	16,284	$4,885	$.30	Consulting
Chuck Cibulka	8,783	$2,635	$.30	Consulting
Raul Dominquez	5,186	$1,556	$.30	Consulting
John Fialkosky	6,981	$2,094	$.30	Consulting
Pedro Garcia	7,816	$2,344	$.30	Consulting
Alfonso Gonzalez	3,490	$1,047	$.30	Consulting
Rick Hogan	23,421	$7,026	$.30	Consulting
Daniel Perez	947	$284	$.30	Consulting
Ismael Rodriquez	1,596	$479	$.30	Consulting
Mario Sanchez	2,108	$632	$.30	Consulting
Amin Shahamiri	2,493	$748	$.30	Consulting
Brad Smith	1,215	$365	$.30	Consulting
Cameron Smith	467	$140	$.30	Consulting
Sylvia Snyder	12,199	$3,660	$.30	Consulting
Angel Solis	1,870	$561	$.30	Consulting
Tiffany Thompson	12,216	$3,664	$.30	Consulting
Jason Urso	17,865	$5,360	$.30	Consulting
Gilbert Barbieri	75,000	$22,500	$.30	Consulting
Brad Smith	25,000	$7,500	$.30	Consulting
Sean Mulhearn	55,000	$16,500	$.30	Consulting
Laurie Barnes	116,666	$32,666	$.28	Consulting
Sam Nucci	100,000	$20,000	$.20	Consulting
Ning Chow	100,000	$20,000	$.20	Consulting
Neal Ford	250,000	$60,000	$.24	Consulting
National Financial Group	200,000	$44,000	$.22	Consulting
Gilbert Barbieri	75,000	$16,500	$.22	Consulting
Adrianna Group, Inc.	200,000	$44,000	$.22	Consulting
Steve Barnes	250,000	$45,000	$.18	Consulting
Alan Klitenic	100,000	$16,000	$.16	Consulting
Yan Skwara	150,000	$14,000	$.16	Officer Compensation

Director Compensation

During the three months ended March 31, 2008, we issued a total of 750,000 shares of our common stock to the Company’s three directors in exchange for director compensation.

Name	Number of Shares	Value	Per Share Value	Type of Services
HYD, Inc. (1)	250,000	$40,000	$.16	Director Compensation

Darin Pines	250,000	$40,000	$.16	Director Compensation
Yan Skwara	250,000	$40,000	$.16	Director Compensation

(1)

Donald Hejmanoski is the owner of HYD, Inc.

During the three months ended March 31, 2008, we issued 1,100,000 shares of our common stock to the following persons who held convertible promissory notes for a total of approximately $115,000.

Name	Dollar Amount Converted	Number of Shares	Date of Conversion
Sean Mulhearn	$15,000	100,000	01/17/08
Peter Mountanos	$100,000	1,000,000	01/25/08

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

Subsequent Issuances

Subsequent to the quarter ended March 31, 2008, we issued a total of 765,000 shares of our common stock to 5 accredited individuals for $76,500 in cash received.  We valued the shares at $0.10 per share.

Subsequent to the quarter ended March 31, 2008, we issued a total of 540,000 shares of our common stock in exchange for consulting services previously rendered.

Name	Number of Shares	Value	Per Share Value	Type of Services
SD Torrey Hills Capital	375,000	$48,750	$.13	Consulting
Brandon Chabner	35,000	$4,550	$.13	Consulting
Cameron Smith	25,000	$3,750	$.15	Consulting
Sylvia Snyder	25,000	$3,750	$.15	Consulting
Alan Klitenic	60,000	$8,400	$.14	Consulting
Mark Farchione	20,000	$2,300	$.115	Consulting

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

Issuer’s Repurchases during the Quarter

We did not repurchase any of our securities during the quarter ended March 31, 2008.

Item 3.

 Defaults Upon Senior Securities

As of March 31, 2008, we had convertible and other third party debt obligations, excluding related accrued interest, which are in default:

A convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.

Multiple unsecured convertible notes totaling $163,400, bearing various annual interest rates repayable in cash or shares of the Company at the option of the note holder.

A non-convertible note payable of $42,500, bearing 10% interest rate per annum.

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

            Subsequent to March 31, 2008, the Company's board of directors designated 13,000,000 shares of preferred stock as Series C Preferred Stock.

            The Series C Preferred Stock has voting rights, is non-interest bearing and is not entitled to receive dividends.  Each share of Series C Preferred Stock issued can be converted into common on a 1:1 basis at anytime.

Item 6.  Exhibits

Incorporated by reference

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)a	Articles of Incorporation		10-SB		3.3	10/29/99
3(i)b	Amendment to Articles of Incorporation		10-KSB	12/31/02	3.1	05/27/03
3(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/03	3.5	04/13/04
3(i)(d)	Amendment to Articles of Incorporation		10-KSB	12/31/04	3.6	04/14/05
3(i)(e)	Amendment to Articles of Incorporation		8-K		3.7	07/17/06
3(ii)a	Bylaws of SDSDC		10-SB		3.4	10/29/99
3(ii)b	Bylaws and Amended Bylaws		10-KSB	12/31/02	3.2	05/27/03
4.4	Securities Purchase Agreement		8-K		4.4	06/12/07
4.5	Subscription Agreement		8-K		4.5	06/12/07
4.6	Securities Purchase Agreement with Westcap as the Placement Agent		8-K		4.6	06/12/07
4.7	Subscription Agreement in conjunction with Westcap offering		8-K		4.7	06/12/07
10.11	Employment Agreement with Iradjemr Shadfar		10-QSB	06/30/07	10.11	8/20/07
31	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press relese Announcing Record Revenues of $9.5 Million for the Year Ended December 31, 2007	X
99.2	Press release Announcing First Quarter 2008 Sales Increase 42% to $2.4 Million	X
99.3	Press Release Announcing One Thousand Free Aloe Vera Plants at the Las Vegas Money Show	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Farms, Inc.

(Registrant)

By: /s/ Yan K. Skwara

Yan K. Skwara, Chief Executive Officer

(On behalf of the Registrant and

as Principal Financial Officer)

Date: May 20, 2008

EXHIBIT 31

CERTIFICATION

I, Yan K. Skwara, certify that:

1.

I have reviewed this report on Form 10-Q of US Farms, Inc.;

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

Date: May 20, 2008

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of US Farms, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yan K. Skwara Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

May 20, 2008

99.1

US Farms, Inc. Announces Record Revenues of $9.5 Million for the Year Ended December 31, 2007
Tuesday April 15, 3:56 pm ET

SAN DIEGO, CA--(MARKET WIRE)--Apr 15, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, today announced its audited financial results for the year ended December 31, 2007. Full details are available on the Form 10-KSB filed at http://www.sec.gov.

US Farms, Inc. posted revenue of $9,460,585 for the year ended December 31, 2007 versus $361,414 for 2006. The Company refocused its business activities in the agricultural sector during the second and third quarters of 2007, which provided the framework for this significant growth. The majority of growth was from revenues generated through the California Produce Exchange business segment. California Produce Exchange distributes a variety of bulk vegetables and fruits to brokers, distributors and food converters.

Gross profit for 2007 was $771,701, or 8.2% of revenues, with a net loss for the period of $5,955,327 or ($0.18) loss per basic share. This compares to a gross profit of $36,141, or 10% of gross revenues, and a net loss of $4,471,910, or ($0.33) loss per basic share, for 2006. The increase in the operating loss was due primarily to costs associated with the startup of the Company's Sammy's Produce, Inc. and World Garlic & Spice, Inc., both wholly owned subsidiaries of US Farms, Inc., in addition to business development costs, and general and administrative expenses associated with the implementation of the Company's growth strategies.

Yan Skwara, President and Chief Executive Officer, US Farms, Inc., stated, "In 2006, we planted the seed; in 2007, we started to grow; in 2008 and beyond, we should begin to bear fruit. We have met key milestones in terms of revenue growth and market penetration. We have acquired and began operating wholly owned subsidiaries that broaden our product offering to provide for year-round sustainable growth. We thank our shareholders for their continued support and remain committed to building shareholder value in the future."

2007 Company Highlights:

--  From January to March of 2007, the Company harvested its first Winter

    Asparagus crop that generated in excess of $1.4 million in revenues.

--  In February 2007, the Company purchased the assets of a San Diego based nursery and formed American Nursery Exchange, Inc., a wholly owned subsidiary of US Farms.

--  In April 2007, the Company hired Sam Nucci as VP Sales for its newly formed Sammy's Produce Exchange, Inc., a wholly owned subsidiary of US

    Farms. Revenues for the nine months in 2007 for Sammy's Produce were in excess of $6.2 million.

--  In July 2007, the Company formed and began operating its wholly owned subsidiary US Ag Transportation, Inc., which received a US Department of

    Transportation license and registration for Refrigerated Produce,

    Agriculture and Food transportation nationwide.

--  In August 2007, the Company formed World Garlic and Spice, Inc., a wholly owned subsidiary of US Farms. Revenues for World Garlic and Spice for 2007 were in excess of $600,000.

--  In October of 2007, the Company formed US Trading Group, Inc., a wholly owned subsidiary, and began importation of Chinese garlic. US

    Trading Group imported garlic in excess of $450 thousand during 2007.

--  In October 2007, the Company appointed Darin Pines, an agricultural industry veteran as Chief Operating Officer.

--  During 2007, the Company successfully raised $4,092,049 from private investors as a result of a private placement of common stock and warrants.

Sales Revenue by operating business segment for the year ended December 31, 2007:

--  California Produce Exchange had sales of $8,628,922. This subsidiary grows and distributes asparagus, fresh market tomatoes, garlic and other bulk produce through retail and wholesale distribution channels in Southern

    California.

--  American Aloe Vera Growers had sales of $677,840. This subsidiary farms and sells domestically grown aloe vera potted plants, aloe vera boxed produce and bulk aloe vera leaves to brokers, re-wholesalers and directly to retailers.

--  American Nursery Exchange had sales of $126,409. This subsidiary grows and sells palms, jade, cycads and other potted plants to grocery stores,

    garden centers, landscapers, home improvement centers and via Internet/mail order.

Cash utilized from operations 2007 was $4,137,669. The cash and marketable securities balance at December 31, 2007 was $24,487. As of September 30, 2007, shareholders' equity improved by $1,202,865 compared with December 31, 2006 mainly due to capital raises.

About US Farms, Inc.

US Farms, Inc. (OTC BB:USFI.OB - News) is a diversified commercial Farming, Nursery and Brokerage company based in Southern California. The Company's principal operations are located in Southern California in the Imperial Valley, North County San Diego and Los Angeles. US Farms, Inc. grows, markets and distributes horticultural products through a number of wholly owned subsidiaries which include: American Nursery Exchange, Inc. (ANE); California Management Solutions, Inc. (CMS); California Produce Exchange, Inc. (CPE); American Aloe Vera Growers, Inc. (AAVG); Imperial Ethanol, Inc. (IE); Sammy's Produce, Inc. (SPI); US Ag Transportation, Inc. (USAT); US Produce, Inc. (USPI); Texas Garlic & Spice, Inc. (TGS); US Trading Group, Inc. (USTG); and World Garlic & Spice, Inc. (WGS).

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

     Tel: 858-488-7775 Ext 101 or 800-845-9133

     Fax: 858-488-2828

     Investor Relations

     Flagler Communications, an affiliate of OTC Financial Network

     Jamie Dryer

     561-837-8057, Ext. 2

     Email Contact

     http://www.otcfn.com/usfi

99.2

US Farms, Inc. Announces First Quarter 2008 Sales Increase 42% to $2.4 Million
Tuesday April 22, 7:00 am ET

SAN DIEGO, CA--(MARKET WIRE)--Apr 22, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, today announced its unaudited revenues for the first quarter ended March 31, 2008.

US Farms, Inc. reported unaudited revenue of $2,380,294 for the quarter ended March 31, 2008, an increase of 42% compared to $1,673,949 for the same period last year. This increase is primarily attributable to the addition of bulk Tomato and Garlic revenues generated through the Company's California Produce Exchange business segment along with its existing Asparagus and Aloe Vera sales. California Produce Exchange distributes a variety of bulk vegetables and fruits to brokers, distributors, food converters and Retail and Wholesale grocery stores.

Yan Skwara, President and Chief Executive Officer, US Farms, Inc., stated, "In the first quarter, we achieved key milestones that position the Company for continued revenue growth for the remainder of fiscal year 2008 and into 2009."

The Company's first quarter achievements included entering into a fulfillment agreement with Morgan Creek Tropicals, a modern wholesale supplier of indoor Tropical Plants and Nursery Stock. The agreement calls for US Farms, Inc. to immediately establish a fulfillment center at its 100,000 square foot green house facility to effectively house plant inventory and service a large retail Nursery customer of Morgan Creek Tropicals. Shipments have already been initiated and are proceeding accordingly.

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

Contact:

     US Farms, Inc.

     Tel: 858-488-7775 Ext 101

     or 800-845-9133

     Fax: 858-488-2828

     Investor Relations

     Chuck Cibulka

     619-664-4509

99.3

One Thousand Free Aloe Vera Plants at the Las Vegas Money Show
Wednesday May 7, 7:00 am ET

SAN DIEGO, CA--(MARKET WIRE)--May 7, 2008 -- US Farms, Inc. (OTC BB:USFI.OB - News), a diversified commercial Farming and Nursery company, today announced that it will exhibit in Booth # 518 at the 20th Annual Money Show in Las Vegas, Nevada on May 12-15, 2008 at the Mandalay Bay Resort and Casino. During the event, U.S. Farms, Inc. will distribute one thousand free Aloe Vera plants to investors that visit the booth. These plants can be re-potted and grown to their full maturity. In addition to Aloe Vera bulk leaf, produce and potted plant sales, U.S. Farms is engaged in the Farming and Brokerage of Asparagus, Tomatoes and Garlic in North America and Canada along with its current Nursery business activities.

"The healing properties of Aloe Vera are widely known and consumer demand for all-natural skin care treatments and therapies is on the rise. We sell Aloe Vera by the ton to nutraceutical and cosmetic companies for use in dietary supplements, moisturizers, gels and other personal care products. We are seeing a surge of new and continued demand for Aloe Vera for use in the functional beverage and food industry," stated Yan K. Skwara, CEO of U.S. Farms, Inc. "Going forward, U.S. Farms, Inc. will continue to focus on expanding our existing Aloe Vera business, which generates margins between the ranges of 30% to upwards of 200% depending on the type of Aloe based product. Currently, our Aloe Farm, which includes over 250,000 full grown Aloe Vera mother plants on 70 acres of Farm land, is situated in Imperial Valley, Ca in Southern California where all our Farming operations are based and managed. These mother Aloe plants are producing in the range of four million plus baby Aloe Pups per year which translates to new inventory of Bulk Aloe, potted Aloe plants and Aloe produce.

Focused on bringing together world-class investment professionals and over 200 exhibitors, the Money Show expects to draw as many as 12,000 attendees. For more information on the Show, including free registration, visit http://www.lasvegasmoneyshow.com.

About US Farms, Inc.

US Farms, Inc. is a diversified commercial Farming and Nursery company. The company grows, markets and distributes horticultural products through a number of wholly owned subsidiaries. The horticultural products are sold through supermarkets, home centers, retail merchandisers, garden centers, re-wholesalers, and landscapers throughout the United States and Canada. Through internal growth and strategic acquisitions the company is expanding its market share in its nursery and specialty produce businesses. Currently the company has subsidiaries, which provide a full range of products including Aloe Vera, Cactus, Succulents, Jade, Rare and Exotic Palm Trees and Cycads along with Produce products that include Aloe Vera, Asparagus, Tomatoes and Garlic.

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

Contact:

    US Farms, Inc.

     Tel: 858-488-7775 Ext 101

     or 800-845-9133

     Fax: 858-488-2828

     or

     Investor Relations

     Jamie Dryer

     Flagler Communications

     Email Contact

     516-837-8057

     http://www.otcfn.com/usfi