Form 10-Q
period 2008-06-30
US FARMS, INC.
filed 2008-08-19
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-2748

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 11, 2008, the issuer had 2,061,978 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

US Farms, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
	Unaudited
Assets
Current Assets
Cash	$ 51,335	$ 24,487
Accounts Receivable	801,617	1,797,045
Inventories	643,633	781,243
Prepaid Expenses & Other Assets	52,641	115,890
Total Current Assets	1,549,226	2,718,665

Property & Equipment, Net	336,211	363,237
Other Assets	608,807	565,436

Total Assets	$ 2,494,244	$ 3,647,338

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$ 2,417,217	$ 2,495,895
Accrued Expenses	698,291	759,010
Accrued Interest Payable	300,424	246,733
Derivative Liability	-	662,088
Convertible Debenture	500,000	500,000
Notes Payable	878,939	592,663
Total Current Liabilities	4,794,871	5,256,389

Notes Payable	-	111,289

Total Liabilities	4,794,871	5,367,678

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Series B Preferred Stock, $0.001 par value, 1,000,000 shares	89	89
authorized, 88,500 shares issued and outstanding
Series C Preferred Stock, $0.001 par value, 13,000,000 shares	12,500	-
authorized, 12,500,000 and 0 shares issued and
outstanding, respectively
Common Stock, $0.001 par value, 20,000,000 shares	1,953	1,583
authorized, 1,952,549 and 1,583,201 sharers issued and
outstanding, respectively
Additional Paid-in Capital	22,900,896	21,693,189
Other Comprehensive Loss	(18,000)	(18,000)
Treasury Stock, at cost	(280)	(280)
Accumulated Deficit	(25,197,785)	(23,396,921)

Total Stockholders' Equity (Deficit)	(2,300,627)	(1,720,340)

Total Liabilities & Stockholders' Equity (Deficit)	$ 2,494,244	$ 3,647,338

The accompanying notes are an integral part of these financial statements.

US Farms, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales, net	$ 218,126	$ 235,094	$ 358,280	$ 442,272

Cost of Goods Sold	176,992	142,172	319,374	252,424

Gross Profit	41,134	92,922	38,906	189,848

Operating Expenses
Selling, General and Administrative	309,899	456,569	894,999	873,397
Stock Compensation Expense	238,701	1,691,452	759,377	2,212,798
Depreciation and Amortization	16,440	13,631	32,880	16,616
Total Operating Expenses	565,040	2,161,652	1,687,256	3,102,811

Income (Loss) from Operations	(523,906)	(2,068,730)	(1,648,350)	(2,912,963)

Other Income (Expense)
Derivative Expense	936,031	-	662,088	-
Interest Expense	(30,208)	(22,230)	(65,418)	(46,148)
Total Other Income (Expense)	905,823	(22,230)	596,670	(46,148)

Income (Loss) Before Discontinued Operations	381,917	(2,090,960)	(1,051,680)	(2,959,111)

Income (Loss) From Discontinued Operations	(486,289)	(55,434)	(749,184)	262,712

Income (Loss) Before Income Taxes	(104,372)	(2,146,394)	(1,800,864)	(2,696,399)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$ (104,372)	$ (2,146,394)	$ (1,800,864)	$ (2,696,399)

Net Income per Share
Basic	$ (0.06)	$ (1.72)	$ (1.02)	$ (2.44)
Diluted	$ (0.03)	$ (1.16)	$ (0.62)	$ (1.57)

Number of Shares Used in Per Share Calculations
Basic	1,888,649	1,249,846	1,767,875	1,107,046
Diluted	3,006,325	1,855,362	2,885,551	1,712,562
The accompanying notes are an integral part of these financial statements.

US Farms, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited
	For the Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$ (1,800,864)	$ (2,696,399)

Adjustments to reconcile net loss to net cash used in operating activities:

Common Stock Issued for Services	759,377	2,212,798
Depreciation & Amortization	32,880	16,616
Derivative Expense	(662,088)	-
Reserve for Uncollectible Receivables	350,000	-

Changes in operating assets and liabilities:
Accounts Receivable	645,428	(1,282,595)
Inventories	137,610	(642,353)
Prepaid Expenses & Other Current Assets	63,249	-
Other Assets	(43,371)	(530,907)
Accounts Payable	(78,678)	321,512
Accrued Expenses	(60,719)	65,441
Accrued Interest Payable	53,691	(374,253)
Total adjustments	1,197,379	(213,741)

Net Cash Used in Operating Activities	(603,485)	(2,910,140)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(5,854)	(380,236)

Net Cash Used in Investing Activities	(5,854)	(380,236)

Cash Flows from Financing Activities
Net Proceeds (Payments) from Promissory Notes	302,487	(574,979)
Stock Issued for Cash	333,700	4,537,713

Net Cash Provided by Financing Activities	636,187	3,962,734

Net Increase (Decrease) in Cash	26,848	672,358

Cash Beginning of Period	24,487	2,468

Cash at End of Period	$ 51,335	$ 674,826

Supplemental Disclosure of Cash Flow Information:

Cash Paid during the period for interest	$ -	$ -
Cash Paid during the period for Income Taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Notes Payable Issued for Inventory and Equipment	$ -	$ 250,000
Preferred Stock-Series C Issued for Loan Collateral	12,500	-
Common Stock Issued for Conversion of Promissory Notes	115,000	-

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

On June 10, 2008, the Company announced that it was divesting itself of non-performing units of its produce brokerage segment which includes tomatoes, asparagus and garlic operations.  Therefore, the following financial statements and exhibits have been stated (restated) for discontinued operations which include: Sammy’s Produce, Inc. (SPI), US Trading Group, Inc. (USTG); World Garlic & Spice, Inc. (WGS); and California Produce Exchange, Inc. (CPE).

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. As of June 30, 2008, the

Company has working capital and accumulated deficits of $3,245,645 and $25,197,785, respectively. For the six months ended June 30, 2008, the company had a loss totaling $1,800,864. In addition, the Company is in default on certain of its promissory notes, is in litigation with a Convertible Debenture holder and a secured note holder, and is in default and in the litigation process with multiple vendors with respect to the Perishable Agricultural Commodities Act (PACA).  In addition, on June 10, 2008, the Company announced that it was divesting itself of non-performing segments of its CPE Produce Brokerage Segment which includes tomatoes, asparagus and garlic operations.

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of June 30, 2008 and December 31, 2007, the Company has reserved $500,000 and $150,000 for doubtful accounts, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the six months ended June 30, 2008 and 2007 were $27,981 and $42,093 respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended June 30, 2008 and December 31, 2007, as a result of net operating losses incurred during the periods. As of June 30, 2008 the Company has available approximately $25,200,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At June 30, 2008 and December 31, 2007, the Company has a deferred tax asset of approximately $9,800,000 and $9,100,000, relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	June 30,	December 31,
	2008	2007
	Unaudited

Statutory Federal Tax (Benefit) Rate	-34%	-34%
Statutory State Tax (Benefit) Rate	-5%	-5%
Effective Tax (Benefit) Rate	-39%	-39%

Valuation Allowance	39%	39%

Effective Income Tax	0%	0%

Significant components of the Company's deferred tax assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	Unaudited

Net Operating Loss Carryforward	$ 9,827,136	$ 9,124,799

Valuation Allowance	(9,827,136)	(9,124,799)

Net Deferred Tax Asset	$ -	$ -

Shares issued to acquire goods and services from non-employees

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred approximately $0 and $27,000 in research and development costs for the six months ended June 30, 2008 and 2007, respectively.  These expenses related to feasibility studies prepared regarding the building of an ethanol facility in the Imperial Valley, California for the wholly-owned Imperial Ethanol, Inc. subsidiary.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

Note 4 - Inventories

At June 30, 2008 and December 31, 2007, inventories are comprised of the following:

	June 30,	December 31,
	2008	2007
	Unaudited
Nursery Palms & Cycads and Nursery Materials	$ 446,157	$ 451,157
Potted Aloe Plants and Potting Materials	197,476	176,636
Tomatoes	-	11,907
Garlic	-	141,543
Total Inventories	$ 643,633	$ 781,243

Note 5 - Property and Equipment

At June 30, 2008 and December 31, 2007, property and equipment are comprised of the following:

	June 30,	December 31,
	2008	2007
	Unaudited
Machinery & Equipment	$ 53,563	$ 51,459
Vehicles	62,333	62,333
Office Furniture & Equipments	18,798	18,798
Leasehold Improvements	7,969	7,969
Buildings & Greenhouses	122,168	118,418
Capitalized Aloe Crop Costs	159,137	159,137
Accumulated Depreciation and Amortization	(87,757)	(54,877)
Net Property and Equipment	$ 336,211	$ 363,237

We capitalize the crop costs incurred prior to the aloe crop becoming productive. These costs consist primarily of expenditures related to the acquisition of pups and the labor and materials to prepare the land. Amortization of such costs is done over the straight line basis estimated over 5 years. During the six ended June 30, 2008 and 2007, the Company recorded depreciation and amortization expenses of $32,880 and $16,616, respectively.

Note 6 - Accrued Expenses

At June 30, 2008 and December 31, 2007, accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2008	2007
	Unaudited
Accrued Payroll and Payroll Taxes	$ 377,658	$ 357,560
Accrued Legal & Audit Fees	20,000	50,000
Accrued Penalties and Interest	158,199	158,199
Other Accrued Expenses	142,434	193,251
Total Accrued Expenses	$ 698,291	$ 759,010

Note 7 – Convertible Debentures and Promissory Notes

As of June 30, 2008 the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $1,378,939 as follows:

On October 7, 2004 the Company issued a Convertible Debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  As of September 30, 2006, this bond has matured and is in default. On March 11, 2008, the debenture holder filed an Application For and Notice of Default in the Superior Court of Arizona.

Multiple unsecured convertible notes of $684,200, bearing various annual interest rates repayable in cash or shares of the Company at the option of the note holders. As of June 30, 2008, $161,100 of these notes have matured and are in default.

On March 22, 2007 the Company, through its wholly owned subsidiary American Nursery, Exchange, Inc., issued a $250,000 promissory note payable to Kurth Nurseries, Inc. for the acquisition of all of the existing plant inventory and equipment of Palm Mountain Nursery located in Vista, California. The four year note bears interest at the rate of 7% per annum with interest and principal due and payable monthly.  As of June 30, 2008 the balance due on this note is $152,239. On February 20, 2008, a lawsuit for non-payment had been filed in a Superior Court in California.

Non-convertible note payable of $42,500, bearing 10% interest per annum. As of September 30, 2007, this note has matured and is in default.

Note 8 – Derivative Liability (Warrants)

During 2007 the Company entered into private placement agreements in which each unit purchased entitled the holder to one common share and one share purchase warrant exercisable at $12.50 per share. A total of 614,136 share purchase warrants were provided.

At June 30, 2008, the share purchase warrants were outstanding as follows:

Number of Warrants	614,136
Exercise Price	$ 12.50
Expiry Date	28-Nov-09

The fair value of the share purchase warrants as of June 30, 2008 was $0, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	3.00%
Expected Volatility	66.00%
Expected Option Life (in years average)	2.50

No warrants were issued, exercised or cancelled during the six months ended June 30, 2008.

Note 9 - Stockholders’ Deficit

Preferred Stock

The Company’s Board of Directors have created and authorized the issuance of up to 1,000,000 shares of Series B preferred stock, at $0.001 par value.  The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.   As of June 30, 2008, the Company had 88,500 shares of Series B preferred stock issued and outstanding.

The Company’s Board of Directors have created and authorized the issuance of up to 13,000,000 shares of Series C preferred stock, at $0.001 par value.  During the period ended June 30, 2008, the Company issued 12,500,000 shares at par as pledged loan collateral totaling $12,500.

Reverse Split and New Symbol

Effective July 18, 2008, its new quotation symbol on the Over-the-Counter Bulletin Board will be USFM as a result of a 1-for 25 reverse split of its common stock. The Board of Directors approved the 1-for-25 reverse split of its common stock on June 30, 2008. Pursuant to the reverse split, holders of the Company's common stock are deemed to hold one (1) post-split share of the Company's common stock for ever twenty-five (25) shares of the Company's issued and outstanding common stock as classified immediately prior to the close of business on the Effective Date. No fractional shares of the Company's common stock will be issued in connection with the reverse split.

Common Stock

During the six months ended June 30, 2008, the Company issued 9,233,698 shares (369,347 post reverse-split) of which 3,717,000 shares (148,680 post reverse-split)  were issued for cash totaling $333,700, 650,000 (26,000 post reverse-split) shares were issued to Officers and Directors of the Company for services totaling $104,000, 3,766,698 shares were issued to non-affiliated parties for services totaling $655,377 and 1,100,000 (44,000 post reverse-split)  shares were issued for the conversion of promissory notes and associated interest totaling $115,000.

During 2007, the Company issued 15,816,750 shares for cash totaling $4,092,049, 1,125,000 (45,000 post reverse-split)  to Officers and Directors of the Company for services totaling $551,250, 3,476,272 shares were issued to non-affiliated parties for services totaling $2,139,711 and 1,476,400 (59,056 post reverse-split)  shares were issued for the conversion of promissory notes and associated interest totaling $379,182.

Note 10 – Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $0 in interest for the six months ended June 30, 2008.

During the six months ended June 30, 2008, 12,500,000 Preferred Series C shares were issued at par as pledged loan collateral totaling $12,500.

During the six months ended June 30, 2008, 1,100,000 (44,000 post reverse-split)  Common shares were issued for the conversion of promissory notes and associated interest totaling $115,000.

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

The Company’s summarizes its financial reporting in segments which include:

•

California Produce Exchange- Grows and distributes produce (Asparagus, Tomatoes and Garlic) through retail and wholesale distribution channels in the Continental United States. CPE produce is sold in supermarkets and to restaurant suppliers and food processors. This segment includes the wholly owned subsidiaries of CPE, USTG, SPI and WGS. On June 10, 2008, the Company announced that it was divesting itself of this non-performing segment. Therefore, the following financial statements and exhibits have been stated (restated) for discontinued operations which include: Sammy’s Produce, Inc. (SPI), US Trading Group, Inc. (USTG); World Garlic & Spice, Inc. (WGS); and California Produce Exchange, Inc. (CPE).

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

Subsidiaries that are not included in these segments provide support and corporate services to the operating segments or are currently not operational. Segment information at June 30, 2008 is as follows:

	For the Six Months Ended
	June 30, 2008
	AAVG	ANE	CPE (A)	Corporate	Total
Sales, net	$ 184,383	$ 148,536	$ -	$ 25,361	$ 358,280
Cost of Good Sold	107,291	183,324	-	28,759	319,374
Gross Profit	77,092	(34,788)	-	(3,398)	38,906
Operating Expenses	74,291	107,815	-	1,505,150	1,687,256
Operating Income (Loss)	$ 2,801	$ (142,603)	$ -	$ (1,508,548)	$ (1,648,350)

The remaining operating segments including ANE and AAVG have $10,721 in cash, $131,198 in receivables, $643,633 in inventories, other current assets of $10,892 and net fixed assets of $316,328. Accounts payable equaled $263,560 and a note payable for $152,239.

Note 12 – Commitments & Contingencies

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

On March 11, 2008, Romona Button, holder of a Convertible Debenture, filed an Application For and Notice of Default in the Superior Court of Arizona. The $500,000 Convertible Debenture was issued on October 7, 2004 and bears 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  This Debenture has been in default since September 2006.

The Company’s subsidiary, Sammy’s Produce, Inc, is currently in default and in the litigation process with eight vendors with respect to the Perishable Agricultural Commodities Act (PACA) for produce supplied to them totaling $832,244.  These amounts are included in accounts payable.

The Company has started legal proceedings against several of its customers for failure to make payment for produce received which total $512,270. These amounts are included in accounts receivable.

Note 13 - Subsequent Events

Notes

Subsequent to June 30, 2008, the Company received $20,000 in cash from an individual in exchange for a promissory note and the Company repaid $1,000 to one promissory note holder.

Equity

Subsequent to the quarter ended June 30, 2008, we issued a total of 100,000 shares (4,000 post reverse-split) of our common stock to 1 accredited individual for $5,000 in cash received.  We valued the shares at $0.05 per share.

Subsequent to the quarter ended June 30, 2008, we issued a total of 135,714 shares (5,429 post reverse-split) of our common stock in exchange for consulting services previously rendered.

Name	Number of Shares	Value	Per Share Value	Type of Services
Robert Martens	100,000 (4,000 post reverse-split)	$8,000	$.08	Consulting
Chadbourn Securities	35,714 (1,429 post reverse-split)	$2,857	$.08	Consulting

Subsequent to the quarter ended June 30, 2008, we issued a total of 100,000 shares of our common stock in exchange for consulting services previously rendered.

Name	Number of Shares	Value	Per Share Value	Type of Services
Pete Montanas	100,000	$150,000	$1.50	Consulting

Reverse Split and New Symbol

Effective July 18, 2008, its new quotation symbol on the Over-the-Counter Bulletin Board will be USFM as a result of a 1-for 25 reverse split of its common stock. The Board of Directors approved the 1-for-25 reverse split of its common stock on June 30, 2008. Pursuant to the reverse split, holders of the Company's common stock are deemed to hold one (1) post-split share of the Company's common stock for ever twenty-five (25) shares of the Company's issued and outstanding common stock as classified immediately prior to the close of business on the Effective Date. No fractional shares of the Company's common stock will be issued in connection with the reverse split.

All references to common stock in these notes to consolidated financial statements and the accompanying financial statements have been adjusted to reflect the reverse split for all periods presented.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

On June 10, 2008, the Company announced that it was divesting itself of non-performing segments of its produce brokerage segment which includes tomatoes, asparagus and garlic operations.  Therefore, the following financial statements and exhibits have been stated (restated) for discontinued operations which include: Sammy’s Produce, Inc. (SPI), US Trading Group, Inc. (USTG); World Garlic & Spice, Inc. (WGS); and California Produce Exchange, Inc. (CPE).

CURRENT OPERATIONS

In order to simplify our operations and accurately describe our business we have divided operations into 3 reportable business segments (American Aloe Vera Growers, American Nursery Exchange, and California Produce Exchange) which are described below in greater detail.  We believe separating the business segments better aligns our operations with other food and agricultural companies as well as assists in the internal management reporting procedures and practices.

California Produce Exchange (CPE) – Discontinued operations during the second quarter of 2008.

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

Results of Operations for the three months ended June, 2008 and 2007

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

The following table summarizes the Revenue by Operating Segment for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30,
	2008	2007	Increase/(Decrease)
Revenue by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	108,512	188,821	(80,309)	-43%
American Nursery Exchange	99,615	45,691	53,924	118%
Other	9,999	582	9,417	1618%
Total	$ 218,126	$ 235,094	$ (16,968)	-7%

Revenues for the three months ended June 30, 2008, excluding the discontinued operations of CPE, when compared to 2007, decreased by $16,968, or 7%, due primarily:

•

Aloe Vera sales, which include potted aloe plants, bulk leaf and produce totaled $108,512, or 50% of consolidated revenues, versus $188,821 in 2007. This decrease of $90,309 was due to a sales promotion that was run in 2007 to several retailers that was not run in 2008 due to cash constraints.

•

Palms and cycads sales totaled $99,615, or 46% of consolidated revenues, versus $45,691 in 2007. This increase of $53,924 was due to sales associated with a new contract with Morgan Creek to source and distribute products to IKEA stores in the Southwest U.S.

Cost of Goods Sold

The following table summarizes the cost of goods sold for each operating business segment, excluding the discontinued operations of CPE, for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30,
	2008	2007	Increase/(Decrease)
Cost of Goods Sold by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	53,084	96,865	(43,781)	-45%
American Nursery Exchange	115,610	43,406	72,204	166%
Other	8,298	1,901	6,397	337%
Total	$ 176,992	$ 142,172	$ 34,820	24%
Cost of Goods Sold by Operating Segment %
American Aloe Vera Growers	48.9%	51.3%
American Nursery Exchange	116.1%	95.0%
Other	83.0%	326.6%
Total	81.1%	60.5%

The cost of goods, increased by $34,820, due mainly to the costs associated with the startup on the Morgan Creek/Ikea contract.

Operating Expenses

The following table summarizes the operating expenses for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30,
	2008	2007	Increase/(Decrease)
Operating Expenses by Category	Unaudited	Unaudited	$	%
Sales, General and Administrative	$ 309,899	$ 456,569	$ (146,670)	-32%
Stock Compensation Expense	238,701	1,691,452	(1,452,751)	-86%
Depreciation and Amortization	16,440	13,631	2,809	21%
Total Operating Expenses	$ 565,040	$ 2,161,652	$ (1,596,612)	-74%

Total operating expenses were $565,040 for the three months ended June 30, 2008 versus $2,162,652 for the same period in 2007, which is a decrease of $1,596,612 or 74%.  Sales, general and administrative expenses decreased $146,670 or $32% due to the elimination of the CPE business segment and other Company wide staff deductions. The Company paid its consultants and employees less though stock issuances resulting in a $1,452,751 reduction in Stock Compensation Expense.

Other Income and Expense

The following table summarizes the Other Income (Expense) by category for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30,
	2008	2007	Increase/(Decrease)
Other Income (Expenses)	Unaudited	Unaudited	$	%
Derivative Expense	$ 936,031	$ -	$ (936,031)	na
Interest Expense	(30,208)	(22,230)	7,978	-36%
Total	$ 905,823	$ (22,230)	$ (928,053)	4175%

Other expenses decreased $928,053, due primarily to the reversal of the derivative expense of $936,031 associated with the issuance of warrants due to the decrease in the Company’s stock price.

Discontinued Operations

On June 10, 2008, the Company announced that it was divesting itself of non-performing segments of its produce brokerage segment which includes tomatoes, asparagus and garlic operations.  Therefore, the following financial statements and exhibits have been stated (restated) for discontinued operations which include: Sammy’s Produce, Inc. (SPI), US Trading Group, Inc. (USTG); World Garlic & Spice, Inc. (WGS); and California Produce Exchange, Inc. (CPE).

The loss from discontinued operations for the three months ended June 30, 2008 was $486,289 versus a restated $55,434 for the same period in 2007.

Net Loss

The net loss for the three months ended June 30, 2008 was $104,372, versus a net loss of $2,146,394 for the same period in 2007, which was a decrease of $2,042,022.  The decrease in the net loss is primarily attributable the reversal of the Derivative Liability/Expense and the reduction in Stock Based Compensation. Management expects that operating losses may continue as it refocuses its efforts on its continuing operations.

Results of Operations for the six months ended June, 2008 and 2007

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

The following table summarizes the Revenue by Operating Segment for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
	June 30,
	2008	2007	Increase/(Decrease)
Revenue by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	184,383	324,652	(140,269)	-43%
American Nursery Exchange	148,536	117,038	31,498	27%
Other	25,361	582	24,779	4258%
Total	$ 358,280	$ 442,272	$ (83,992)	-19%

Revenues for the six months ended June 30, 2008, excluding the discontinued operations of CPE, when compared to 2007, decreased by $83,992, or 19%, due primarily:

•

Aloe Vera sales, which include potted aloe plants, bulk leaf and produce totaled $184,383, or 51% of consolidated revenues, versus $324,652 in 2007. This decrease of $140,269 was due to sales promotions that were run in 2007 to several retailers that were not run in 2008 due to cash constraints.

•

Palms and cycads sales totaled $148,536, or 41% of consolidated revenues, versus $117,038 in 2007. This increase of $31,498 was due to sales associated with a new contract with Morgan Creek to source and distribute products to IKEA stores in the Southwest U.S.

Cost of Goods Sold

The following table summarizes the cost of goods sold for each operating business segment, excluding the discontinued operations of CPE, for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
	June 30,
	2008	2007	Increase/(Decrease)
Cost of Goods Sold by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	107,291	212,486	(105,195)	-50%
American Nursery Exchange	183,324	39,938	143,386	359%
Other	28,759	-	28,759	na
Total	$ 319,374	$ 252,424	$ 66,950	27%
Cost of Goods Sold by Operating Segment %
American Aloe Vera Growers	58.2%	65.5%
American Nursery Exchange	123.4%	34.1%
Other	113.4%	0.0%
Total	89.1%	57.1%

The cost of goods, increased by $66,950, due mainly to the costs associated with the startup on the Morgan Creek/Ikea contract.

Operating Expenses

The following table summarizes the operating expenses for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
	June 30,
	2008	2007	Increase/(Decrease)
Operating Expenses by Category	Unaudited	Unaudited	$	%
Sales, General and Administrative	$ 894,999	$ 873,397	$ 21,602	2%
Stock Compensation Expense	759,377	2,212,798	(1,453,421)	-66%
Depreciation and Amortization	32,880	16,616	16,264	98%
Total Operating Expenses	$ 1,687,256	$ 3,102,811	$ (1,415,555)	-46%

Total operating expenses were $1,687,256 for the six months ended June 30, 2008 versus $3,102,811 for the same period in 2007, which is a decrease of $1,415,555 or 46% due mainly to a reduction in Stock Compensation Expense as the Company issued less stock for consulting and other services.

Other Income and Expense

The following table summarizes the Other Income (Expense) by category for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
	June 30,
	2008	2007	Increase/(Decrease)
Other Income (Expenses)	Unaudited	Unaudited	$	%
Derivative Expense	$ 662,088	$ -	$ (662,088)	na
Interest Expense	(65,418)	(46,148)	19,270	-42%
Total	$ 596,670	$ (46,148)	$ (642,818)	1393%

Other expenses decreased $642,818, due primarily to the reversal of the derivative expense of $662,088 associated with the issuance of warrants due to the decrease in the Company’s stock price.

Discontinued Operations

On June 10, 2008, the Company announced that it was divesting itself of non-performing segments of its produce brokerage segment which includes tomatoes, asparagus and garlic operations.  Therefore, the following financial statements and exhibits have been stated (restated) for discontinued operations which include: Sammy’s Produce, Inc. (SPI), US Trading Group, Inc. (USTG); World Garlic & Spice, Inc. (WGS); and California Produce Exchange, Inc. (CPE).

The loss from discontinued operations for the six months ended June 30, 2007 was $749,184 versus a restated gain of $262,712 for the same period in 2007.  In 2007, the CPE business segment had a very profitable asparagus harvest in the first quarter of 2007 which accounts for the increased loss in 2008.

Net Loss

The net loss for the six months ended June 30, 2008 was $1,800,864, versus a net loss of $2,696,399 for the same period in 2007, which was a decrease of $895,535.  The decrease in the net loss is primarily attributable the reversal of the Derivative Liability/Expense, the reduction in Stock Based Compensation and the increased loss on Discontinued Operations. Management expects that operating losses may continue as it refocuses its efforts on its continuing operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2008 compared to December 31, 2007.

	June 30,	December 31,
	2008	2007	Increase/(Decrease)
Working Capital Analysis	Unaudited		$	%
Current Assets	1,549,226	2,718,665	$ (1,169,439)	-75%
Current Liabilities	4,794,871	5,256,389	(461,518)	-10%
Working Capital Surplus (Deficit)	$ 3,245,645)	$ (2,537,724)	$ (707,921)	-22%

As of June 30, 2008, the Company had total cash and current assets of $1,549,226, and current liabilities of $4,794,871 resulting in a working capital deficit of $3,245,645.  The Company’s available sources for generating cash for working capital is through the issuance of common stock and notes payable and, eventually, through the development of profitable operations.

Our future capital requirements will depend on many factors, including the expansion of our business in the agriculture industry; increased sales in our business segments; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses.  During the end of 2006 through December 31, 2007, we conducted a private placement of equity units that consisted of one share of common stock and one warrant at a price of $0.25 per unit.  During the first six months of 2008, the Company raised approximately $333,700 from the sale of 2,342,000 (93,680 post reverse-split) shares of restricted common stock.

As of December 31, 2007, the Company had convertible and other third party debt obligations in default, excluding related accrued interest, totaling $1,378,939.  Of those in default was convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  Additionally, there were multiple unsecured convertible notes of $684,200, bearing various annual interest rates repayable in cash or restricted common shares of the Company at the option of the note holders.  There was also a non-convertible note payable of $42,500, bearing 10% interest per annum.

On June 30, 2008, a lawsuit was served to the Company for non-payment of a promissory note to Kurth Nurseries, Inc.  This suit was filed February 20, 2008 in a Superior Court in California.  The amount due on this note is $152,239.

The Company is currently in default and in the litigation process with eight vendors with respect to the Perishable Agricultural Commodities Act (PACA) for produce supplied to Sammy’s Produce, Inc. totaling $832,244.  These amounts are included in accounts payable.

The Company has started legal proceedings against several of its customers for failure to make payment for produce received which total $512,270. These amounts are included in accounts receivable.

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

Going Concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $25,197,785 as of June 30, 2008.  In addition, the Company was in default on certain of its promissory notes and other debt obligations on December 31, 2007.  These factors create uncertainty about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. Yan Skwara, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.  Based on the evaluation, Mr. Skwara concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings, for the following reasons:

•

Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of June 30, 2008 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2008.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

On March 11, 2008, Romona Button, holder of a Convertible Debenture, filed an Application For and Notice of Default in the Superior Court of Arizona. The $500,000 Convertible Debenture was issued on October 7, 2004 and bears 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  This Debenture has been in default since September 2006.

The Company’s subsidiary, Sammy’s Produce, Inc, is currently in default and in the litigation process with eight vendors with respect to the Perishable Agricultural Commodities Act (PACA) for produce supplied to them totaling $832,244.  These amounts are included in accounts payable.

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

            Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  We have not been late in our reports to the Commission through the period ended June 30, 2008.  If we do meet the obligations of this rule, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements

The following table summarizes the shares sold pursuant to the private placement during the three months ended June 30, 2008, each share was sold at prices ranging from $.05 to $.10 We believe the issuance of the shares described below were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to granting the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Date Range	Number of Shares Sold	Price Per Share	Number of Investors	Gross Proceeds	Sales Commissions
3/31/2008-6/30/2008	465,000 (18,600 post reverse-split)	$0.10	7	$46,500	$0
3/31/2008-6/30/2008	910,000 (36,400 post reverse-split)	$0.05	10	$45,500	$0

Services

During the three months ended June 30, 2008, we issued a total of 1,320,000 shares (52,800 post reverse-split) of our common stock in exchange for consulting services previously rendered.

Name	Number of Shares	Value	Per Share Value	Type of Services
Sean Mulhearn	50,000 (2,000 post reverse-split)	$7,000	$.14	Consulting
Western Cactus Enterprises	100,000 (4,000 post reverse-split)	$16,500	$.11	Consulting
Neal Ford	100,000 (4,000 post reverse-split	$10,000	$.10	Consulting
Flagler Communications	100,000 (4,000 post reverse-split	$9,500	$.095	Consulting
Brandon Chabner	30,000 (1,200 post reverse-split)	$2,700	$.09	Consulting
DuBois Consulting	50,000 (2,000 post reverse-split)	$5,000	$.10	Consulting
SD Torrey Hills Capital	375,000 (15,000 post reverse-split)	$48,750	$.13	Consulting
Brandon Chabner	35,000 (1,400 post reverse-split)	$4,550	$.13	Consulting
Cameron Smith	25,000 (1,000 post reverse-split)	$3,750	$.15	Consulting
Sylvia Snyder	25,000 (1,000 post reverse-split)	$3,750	$.15	Consulting
Mark Farchione	20,000 (800 post reverse-split)	$2,300	$.14	Consulting
Alan Klitenic	60,000 (2,400 post reverse-split)	$8,400	$.14	Consulting

Loan Agreement

On May 2, 2008, the Registrant executed a loan agreement with Centaur Farms of Southern California, Inc (“Centaur”), a California corporation.  In order to induce Centaur to purchase the promissory note, the Registrant executed a promissory note for the amount of $125,000 and executed a security agreement granting a security interest to Centaur of substantially all of the Registrant’s assets.  Pursuant to the loan agreement, the Registrant also agreed to issue to Centaur 500,000 (or 20,000 shares post-reverse split) shares of the Registrant’s common stock.  Additionally, the Registrant’s CEO, Mr. Yan Skwara agreed to pledge as security under the promissory note, twelve million, five hundred thousand (12,500,000) shares of Series C Convertible Preferred Stock.

On May 2, 2008, the Registrant’s Board of Directors approved the issuance of 500,000 (or 20,000 shares post-reverse split) shares of its restricted common stock to Centaur Farms of Southern California, Inc. pursuant to the executed Loan Agreement.

Series C Convertible Preferred Stock Issuance

On April 30, 2008, the Registrant’s Board of Directors approved the issuance of 13,000,000 shares of its Series C Convertible Preferred Stock to its’ Chief Executive Officer, Yan Skwara.  Mr. Skwara delivered his certificate representing 12,500,000 shares of Series C Convertible Preferred Stock into escrow and pledged as security for the Registrant’s promissory note with Centaur.

On May 2, 2008, the Registrant’s Board of Directors approved the issuance of 500,000 (or 20,000 shares post-reverse split) shares of its restricted common stock to Centaur Farms of Southern California, Inc. pursuant to the executed Loan Agreement.

The Registrant believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares were issued directly by the Registrant and did not involve a public offering or general solicitation.  The recipient of the shares was afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make his investment decision, including the Registrant’s financial statements and 34 Act reports. The Registrant reasonably believed that the recipient had such knowledge and experience in its financial and business matters that he was capable of evaluating the merits and risks of his investment.

Subsequent Issuances

Subsequent to the quarter ended June 30, 2008, we issued a total of 100,000 shares (4,000 post reverse-split) of our common stock to 1 accredited individual for $5,000 in cash received.  We valued the shares at $0.05 per share.

Subsequent to the quarter ended June 30, 2008, we issued a total of 135,714 shares (5,429 post reverse-split) of our common stock in exchange for consulting services previously rendered.

Name	Number of Shares	Value	Per Share Value	Type of Services
Robert Martens	100,000 (4,000 post reverse-split)	$8,000	$.08	Consulting
Chadbourn Securities	35,714 (1,429 post reverse-split)	$2,857	$.08	Consulting

Subsequent to the quarter ended June 30, 2008, we issued a total of 100,000 shares of our common stock in exchange for consulting services previously rendered.

Name	Number of Shares	Value	Per Share Value	Type of Services
Pete Montanas	100,000	$150,000	$1.50	Consulting

Issuances of Securities Registered Pursuant to Form S-8 during the quarter ended June 30, 2008

The following list shows the shares issued from a Registration Statement on Form S-8 filed on April 4, 2008.

Person Issued to	Number of Shares	Value of Shares
Stoecklein Law Group	300,000 (12,000 post reverse-split)	$51,000

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

Issuer’s Repurchases during the Quarter

We did not repurchase any of our securities during the quarter ended June 30, 2008.

Item 3.

 Defaults Upon Senior Securities

As of June 30, 2008, we had convertible and other third party debt obligations, excluding related accrued interest, which are in default:

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

Date: August 18, 2008