Form 10-Q
period 2008-09-30
US FARMS, INC.
filed 2008-11-19
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2008, the issuer had 13,789,420 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

US Farms, Inc. and Subsidiaries
Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
	Unaudited
Assets
Current Assets
Cash	$ 55,246	$ 24,487
Accounts Receivable	797,112	1,797,045
Inventories	690,406	781,243
Prepaid Expenses & Other Assets	52,980	115,890
Total Current Assets	1,595,744	2,718,665

Property & Equipment, Net	319,744	363,237
Other Assets	608,807	565,436

Total Assets	$ 2,524,295	$ 3,647,338

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$ 2,575,399	$ 2,495,895
Accrued Expenses	783,990	759,010
Accrued Interest Payable	321,339	246,733
Derivative Liability	241,802	662,088
Convertible Debenture	500,000	500,000
Notes Payable	967,039	592,663
Total Current Liabilities	5,389,569	5,256,389

Notes Payable	-	111,289

Total Liabilities	5,389,569	5,367,678

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Series B Preferred Stock, $0.001 par value, 1,000,000 shares	89	89
authorized, 88,500 shares issued and outstanding
Series C Preferred Stock, $0.001 par value, 13,000,000 shares	12,500	-
authorized, 12,500,000 and 0 shares issued and
outstanding, respectively
Common Stock, $0.001 par value, 500,000,000 shares	5,053	1,583
authorized, 5,052,870 and 1,583,201 sharers issued
and 3,032,870 and 1,583,201 outstanding, respectively
Additional Paid-in Capital	23,673,350	21,693,189
Subscriptions Payable	12,050	-
Other Comprehensive Loss	(18,000)	(18,000)

Treasury Stock, at cost	(280)	(280)
Accumulated Deficit	(26,550,036)	(23,396,921)
Total Stockholders' Equity (Deficit)	(2,865,274)	(1,720,340)

Total Liabilities & Stockholders' Equity (Deficit)	$ 2,524,295	$ 3,647,338

The accompanying notes are an integral part of these financial statements.

US Farms, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales, net	$ 238,892	$ 226,873	$ 597,172	$ 669,145

Cost of Goods Sold	129,673	167,188	449,047	419,612

Gross Profit	109,219	59,685	148,125	249,533

Operating Expenses
Selling, General and Administrative	425,159	717,445	1,320,158	1,590,842
Stock Compensation Expense	688,707	305,413	1,448,084	2,518,211
Depreciation and Amortization	16,440	17,834	49,320	34,450
Total Operating Expenses	1,130,306	1,040,692	2,817,562	4,143,503

Income (Loss) from Operations	(1,021,087)	(981,007)	(2,669,437)	(3,893,970)

Other Income (Expense)
Derivative Expense	(241,802)	-	420,286	-
Interest Expense	(34,419)	(29,536)	(99,837)	(75,684)
Total Other Income (Expense)	(276,221)	(29,536)	320,449	(75,684)

Income (Loss) Before Discontinued Operations	(1,297,308)	(1,010,543)	(2,348,988)	(3,969,654)

Income (Loss) From Discontinued Operations	(54,943)	(274,127)	(804,127)	(11,415)

Income (Loss) Before Income Taxes	(1,352,251)	(1,284,670)	(3,153,115)	(3,981,069)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$ (1,352,251)	$ (1,284,670)	$ (3,153,115)	$ (3,981,069)

Net Income per Share
Basic	$ (0.25)	$ (1.14)	$ (0.95)	$ (3.26)
Diluted	$ (0.25)	$ (1.14)	$ (0.95)	$ (3.26)

Number of Shares Used in Per Share Calculations
Basic	5,455,259	1,127,779	3,318,036	1,219,916
Diluted	5,455,259	1,127,779	3,318,036	1,219,916

The accompanying notes are an integral part of these financial statements.

US Farms, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$ (3,153,115)	$ (3,981,069)

Adjustments to reconcile net loss to net cash used in operating activities:

Common Stock Issued for Services	1,448,084	2,518,211
Depreciation & Amortization	49,320	34,450
Derivative Expense	(420,286)	-
Reserve for Uncollectible Receivables	350,000	-
Non-Cash Loss on Marketable Equity Securities	-	4,000

Changes in operating assets and liabilities:
Accounts Receivable	649,933	(1,438,843)
Inventories	90,837	(728,610)
Prepaid Expenses & Other Current Assets	62,910	(100,334)
Other Assets	(43,371)	(500,627)
Accounts Payable	79,504	877,912
Accrued Expenses	24,980	163,100
Accrued Interest Payable	74,606	(337,694)
Total adjustments	2,366,517	491,565

Net Cash Used in Operating Activities	(786,598)	(3,489,504)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(5,827)	(387,455)

Net Cash Used in Investing Activities	(5,827)	(387,455)

Cash Flows from Financing Activities
Net Proceeds (Payments) from Promissory Notes	392,587	235,845
Stock Issued for Cash	418,547	3,923,049
Cash Received for Stock Subscriptions	12,050	-

Net Cash Provided by Financing Activities	823,184	4,158,894

Net Increase (Decrease) in Cash	30,759	281,935

Cash Beginning of Period	24,487	2,468

Cash at End of Period	$ 55,246	$ 284,403

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$ -	$ -

Cash Paid during the period for Income Taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Notes Payable Issued for Inventory and Equipment	$ -	$ 250,000
Preferred Stock-Series C Issued for Loan Collateral	12,500	-
Common Stock Issued for Conversion of Debt	117,000	362,791

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

Note 2 - Going Concern and Management's Plans

 The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. As of September 30, 2008, the Company has working capital and accumulated deficits of $3,793,825 and $25,650,036, respectively. For the nine months ended September 30, 2008, the company had a loss totaling $3,153,115. In addition, the Company is in default on certain of its promissory notes, is in litigation with a Convertible Debenture holder and a secured note holder, and is in default and in the litigation process with multiple vendors with respect to the Perishable Agricultural Commodities Act (PACA).  In addition, on June 10, 2008, the Company announced that it was divesting itself of non-performing segments of its CPE Produce Brokerage Segment which includes tomatoes, asparagus and garlic operations.

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

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Loss	$ (1,352,251)	$ (1,284,670)	$ (3,153,115)	$ (3,981,069)

Weighted Average Outstanding Shares of Common Stock	5,455,259	1,127,779	3,318,036	1,219,916

Earnings Per Share Basic and Diluted	$ (0.25)	$ (1.14)	$ (0.95)	$ (3.26)

For the periods ended September 30, 2008 and 2007, the following preferred stock, warrants and convertible debt were excluded from the calculation of diluted earnings per share as they would be anti-dilutive as their conversion would increase EPS or decrease the loss from ordinary operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Preferred Stock	12,588,500	88,500	12,588,500	88,500
Warrants	614,136	614,136	614,136	614,136
Convertible Debt	1,817,571	1,446,154	1,817,571	1,446,154
Total	15,020,207	2,148,790	15,020,207	2,148,790

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of September 30, 2008 and December 31, 2007, the Company has reserved $500,000 and $150,000 for doubtful accounts, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the six months ended September 30, 2008 and 2007 were $41,093 and $82,016 respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended September 30, 2008 and December 31, 2007, as a result of net operating losses incurred during the periods. As of September 30, 2008 the Company has available approximately $26,600,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At September 30, 2008 and December 31, 2007, the Company has a deferred tax asset of approximately $10,400,000 and $9,100,000, relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	September 30,	December 31,
	2008	2007
	Unaudited

Statutory Federal Tax (Benefit) Rate	-34%	-34%
Statutory State Tax (Benefit) Rate	-5%	-5%
Effective Tax (Benefit) Rate	-39%	-39%

Valuation Allowance	39%	39%

Effective Income Tax	0%	0%

Significant components of the Company's deferred tax assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
	Unaudited

Net Operating Loss Carryforward	$ 10,354,514	$ 9,124,799

Valuation Allowance	(10,354,514)	(9,124,799)

Net Deferred Tax Asset	$ -	$ -

Shares issued to acquire goods and services from non-employees

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred approximately $0 and $27,000 in research and development costs for the nine months ended September 30, 2008 and 2007, respectively.  These expenses related to feasibility studies prepared regarding the building of an ethanol facility in the Imperial Valley, California for the wholly-owned Imperial Ethanol, Inc. subsidiary.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) . SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

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

Note 4 – Discontinued Operations

On June 10, 2008, the Company announced that it was divesting itself of non-performing units of its produce brokerage segment which includes tomatoes, asparagus and garlic operations.  Therefore, the following financial statements and exhibits have been stated (restated) for the discontinued operations of: Sammy’s Produce, Inc. (SPI), US Trading Group, Inc. (USTG); World Garlic & Spice, Inc. (WGS); and California Produce Exchange, Inc. (CPE).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales, net	$ (50,794)	$ 2,490,118	$ 2,227,792	$ 6,124,898
Cost of Good Sold	-	2,389,763	2,336,635	5,443,653
Gross Profit	(50,794)	100,355	(108,843)	681,245
Operating Expenses	4,149	374,482	695,284	692,660
Loss from Discontinued Operations	$ (54,943)	$ (274,127)	$ (804,127)	$ (11,415)

Note 5- Inventories

At September 30, 2008 and December 31, 2007, inventories are comprised of the following:

	September 30,	December 31,
	2008	2007
	Unaudited
Nursery Palms & Cycads and Nursery Materials	$ 440,157	$ 451,157
Potted Aloe Plants and Potting Materials	250,249	176,636
Tomatoes	-	11,907
Garlic	-	141,543
Total Inventories	$ 690,406	$ 781,243

Note 6 - Property and Equipment

At September 30, 2008 and December 31, 2007, property and equipment are comprised of the following:

	September 30,	December 31,
	2008	2007
	Unaudited
Machinery & Equipment	$ 53,563	$ 51,459
Vehicles	62,333	62,333
Office Furniture & Equipments	18,798	18,798
Leasehold Improvements	7,969	7,969
Buildings & Greenhouses	119,593	118,418
Capitalized Aloe Crop Costs	159,137	159,137
Accumulated Depreciation and Amortization	(101,649)	(54,877)
Net Property and Equipment	$ 319,744	$ 363,237

We capitalize the crop costs incurred prior to the aloe crop becoming productive. These costs consist primarily of expenditures related to the acquisition of pups and the labor and materials to prepare the land. Amortization of such costs is done over the straight line basis estimated over 5 years. During the nine months ended September 30, 2008 and 2007, the Company recorded depreciation and amortization expenses of $49,320 and $34,450, respectively.

Note 7 - Accrued Expenses

At September 30, 2008 and December 31, 2007, accrued expenses consist of the following:

	September 30,	December 31,
	2008	2007
	Unaudited
Accrued Payroll and Payroll Taxes	$ 463,458	$ 357,560
Accrued Legal & Audit Fees	25,000	50,000
Accrued IRS Penalties and Interest	158,199	158,199
Other Accrued Expenses	137,333	193,251
Total Accrued Expenses	$ 783,990	$ 759,010

Note 8 – Convertible Debentures and Promissory Notes

As of September 30, 2008 the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $1,467,039 as follows:

On October 7, 2004 the Company issued a Convertible Debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  As of September 30, 2006, this bond has matured and is in default. On March 11, 2008, the debenture holder filed an Application For and Notice of Default in the Superior Court of Arizona.

Multiple unsecured convertible notes of $772,300, bearing various annual interest rates repayable in cash or shares of the Company at the option of the note holders. As of September 30, 2008, $160,600 of these notes have matured and are in default.

On March 22, 2007 the Company, through its wholly owned subsidiary American Nursery, Exchange, Inc., issued a $250,000 promissory note payable to Kurth Nurseries, Inc. for the acquisition of all of the existing plant inventory and equipment of Palm Mountain Nursery located in Vista, California. The four year note bears interest at the rate of 7% per annum with interest and principal due and payable monthly.  As of September 30, 2008 the balance due on this note is $155,239. On February 20, 2008, a lawsuit for non-payment had been filed in a Superior Court in California and the Company has since filed a counter law suit against Donald Kurth for $58,000, plus damages.

Non-convertible note payable of $42,500, bearing 10% interest per annum. As of September 30, 2007, this note has matured and is in default.

Accrued interest on all notes is included in Accounts Payable and Accrued Interest line item in the financial statements.

Note 9 – Derivative Liability

As of September 30, 2008, the Company has $1,272,300 in convertible loan agreements (see Note 8) in which the note holder has the ability to convert their notes into common stock at a discount to market on the date of conversion. The fair value of the beneficial conversion of these instruments as of September 30, 2008 was $241,802, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	3.00%
Expected Volatility	66.00%
Expected Option Life (in years average)	1.16

Note 10 – Warrants

During 2007 the Company entered into private placement agreements in which each unit purchased entitled the holder to one common share and one share purchase warrant exercisable at $12.50 per share. A total of 614,136 share purchase warrants were provided.

At September 30, 2008, the share purchase warrants were outstanding as follows:

Number of Warrants	614,136
Exercise Price	$ 12.50
Expiry Date	28-Nov-09

The fair value of the share purchase warrants as of September 30, 2008 was $0, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	3.00%
Expected Volatility	66.00%
Expected Option Life (in years average)	1.16

No warrants were issued, exercised or cancelled during the nine months ended September 30, 2008.

Note 11 - Stockholders’ Deficit

Preferred Stock

Our Articles of Incorporation designate the issuance of 50,000,000 shares of Preferred Stock-Series B with a par value of $0.001.  The Board of Directors has sole discretion in designating the preferences, limitations and relative rights of the Preferred Stock.  As of September 30, 2008, the Company had 1,000,000 shares of Series B Preferred Stock authorized and 88,500 shares of Series B Preferred Stock outstanding. The Series B preferred stockholders have additional voting rights as long as at least 500,000 shares of the Series B Preferred Stock remain outstanding.  If there are 500,000 shares of Series B Preferred Stock outstanding then the separate consent of the holders of at least 51% of the outstanding Series B Shares shall be required for any action which (i) alters or changes the rights, preferences or privileges of the Series B Shares, or (ii) increases or decreases the authorized number of Series B Shares. On all other matters, the Series B Shares shall vote with the Common Stock. Each share of Series B Preferred Stock shall carry with it one vote in all matters to be placed before the Company's stockholders. The Board further resolved to create the preferred stock such that in the event of liquidation, the Series B Holders would be entitled to convert their respective shares, at any time, into three shares of the Company’s common stock.

The Company’s Board of Directors have created and authorized the issuance of up to 13,000,000 shares of Series C preferred stock, at $0.001 par value.  During the period ended September 30, 2008, the Company issued 500,000 shares at par as pledged loan collateral totaling $12,500. The holders of the outstanding Series C Preferred Stock shall not be entitled to receive dividends. The Series C Preferred Stock does have conversion rights and at the option of the holder, the shares may be converted into that number of fully paid and non-assessable shares of common stock equal to the number of shares of Series C Preferred Stock being converted.  Upon submittal of a written notice to the Registrant or its transfer agent with the surrender of the certificates representing the shares, the Series C Preferred Stock may be converted In the event of any liquidation, dissolution or winding up of this corporation, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Series C Preferred Stock shall not be entitled to receive preference to any distribution of any of the assets of the Registrant to the holders of Common Stock or any other class or series of preferred stock.  Rather, the Series C Preferred Stock shall automatically be converted into common stock at the conversion rate. Each share of the Series C Preferred Stock is entitled to one vote and is entitled to vote together with the Common Stock as a single class.

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

Common Stock

During the nine months ended, September 30, 2008, the Company issued 3,469,669 post reverse split shares of which 375,631 shares were issued for cash totaling $418,547, 26,000 shares were issued to Officers and Directors of the Company for services totaling $104,000, 1,021,097 shares were issued to non-affiliated parties for services totaling $1,344,084, and 46,941 shares were issued for the conversion of promissory notes and associated interest totaling $117,000. In addition, pursuant to an Escrow Agreement detailed in Note 12, 2,000,000 shares were issued for $0.

During 2007, the Company issued 632,670 post reverse split shares for cash totaling $4,092,049, 45,000 to Officers and Directors of the Company for services totaling $551,250, 139,051 shares were issued to non-affiliated parties for services totaling $2,139,711 and 59,056 shares were issued for the conversion of promissory notes and associated interest totaling $379,182.

Non-Cash stock transactions are recorded based on fair value which was determined by the closing price of the Company’s stock on the date of stock issuance.

Note 12 – Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $0 in interest for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, 12,500,000 Preferred Series C shares were issued at par as pledged loan collateral totaling $12,500.

During the nine months ended September 30, 2008, 46,941 Common shares were issued for the conversion of promissory notes and associated interest totaling $117,000.

On March 22, 2007 the Company, through its wholly owned subsidiary American Nursery, Exchange, Inc., issued a $250,000 promissory note payable to Kurth Nurseries, Inc. for the acquisition of all of the existing plant inventory and equipment of Palm Mountain Nursery located in Vista, California.

Note 13 – Segment Information

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

Subsidiaries that are not included in these segments provide support and corporate services to the operating segments or are currently not operational. Segment information at September 30, 2008 is as follows:

	For the Nine Months Ended
	September 30, 2008
	AAVG	ANE	CPE (A)	Corporate	Total
Sales, net	$ 307,011	$ 264,800	$ -	$ 25,361	$ 597,172
Cost of Good Sold	138,377	339,925	-	(29,255)	449,047
Gross Profit	168,634	(75,125)	-	54,616	148,125
Operating Expenses	104,183	112,716	-	2,600,663	2,817,562
Operating Income (Loss)	64,451	(187,841)	-	(2,546,047)	(2,669,437)
Other Income (Expense)	-	-	-	320,449	320,449
Loss from Discontinued Operations	-	-	(804,127)	-	(804,127)
Net Loss	$ 64,451	$ (187,841)	$ (804,127)	$ (2,225,598)	$ (3,153,115)

	September 30, 2008
	AAVG	ANE	CPE (A)	Corporate	Total
Cash	$ 3,297	$ 6,399	$ 43,795	$ 1,755	$ 55,246
Accounts Receivable	93,615	34,039	669,458	-	797,112
Inventories	250,250	440,156	-	-	690,406
Other Current Assets	2,353	8,878	16,030	25,719	52,980
Property and Equipment, net	113,300	188,187	2,103	16,154	319,744
Other Assets	-	-	608,807	-	608,807
Total Assets	$ 462,815	$ 677,659	$ 1,340,193	$ 43,628	$ 2,524,295

Accounts Payable & Accrued Expenses	$ 79,285	$ 199,485	$ 1,967,365	$ 1,676,395	$ 3,922,530
Notes Payable	-	152,239	-	1,314,800	1,467,039
Net Equity	383,530	325,935	(627,172)	(2,947,567)	(2,865,274)
Total Liabilities and Stockholders' Deficit	$ 462,815	$ 677,659	$ 1,340,193	$ 43,628	$ 2,524,295
Note-The CPE segment was discontinued during the quarter ended June 30, 2008.

The following table summarizes individual customer revenues in excess of 10% of total revenues for each Consolidated Statement of Operations period presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Customers in Excess of 10% of Total Revenues
Sorrensons Greenhouses, Inc. (AAVG)	$ 44,125	$ -	$ 97,063	$ -
Western Cactus (AAVG)	31,066	44,710	99,086	108,229
Nurserymen's Exchange (AAVG)	33,876	65,213	-	-
Morgan Creek (ANE)	102,099	-	214,007	-

Note 14 – Commitments & Contingencies

Legal Proceedings

In December 2004, collection attorneys for a former law firm of the Company contacted the Company regarding an unpaid balance of $22,774 for legal services. The Company has worked out a payment plan of $250 per month. This amount is included in accounts payable and accrued expenses in the financial statements.

The Company has a judgment from one of its note holders in the amount of $6,000.  This amount is included in notes payable in the financial statements.

The Company also has a judgment filed against it by AA One Litho in San Diego Superior Court for services rendered in the amount of $15,523, including interest and related costs at December 31, 2005. The Company has made payments on this judgment and currently owes approximately $3,000. This amount is included in accounts payable and accrued expenses in the financial statements.

The Company also has a judgment filed against it by Fox Sports World for services rendered in the amount of $11,000.  This amount is included in accounts payable and accrued expenses in the financial statements.

During the third quarter of 2005, a judgment was filed in San Diego Superior Court in the amount of $33,747, including interest and related costs by McCullough and Associates, the Company's former counsel. This amount is included in accounts payable and accrued expenses in the financial statements.

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

On September 3, 2008, the Registrant received a default notice from Centaur Farms of Southern California, Inc. ("Centaur"), a California corporation, with respect to the promissory note and security agreement executed on May 1, 2008.  Pursuant to the Secured Promissory Note, the Registrant has agreed to repay $125,000 plus any accrued interest at the rate of 20% per annum to Centaur on September 1, 2008.  The notice relates to the occurrence of a default arising from the Registrant's failure to pay the principal and interest owing under the promissory note.  Additionally, pursuant to the loan agreement Centaur will be entitled to recover $50,000 in liquidated damages as well as all of its costs and expenses, including reasonable attorney's fees, in connection with the enforcement of its rights. As a part of the security agreement with Centaur, the Company's CEO, Mr. Yan Skwara, pledged as a security for the Company's promissory note 12,500,000 shares of Series C Convertible Preferred Stock into escrow on May 1, 2008. As of the date of this report, the Company placed a stop order on the 12,500,000 Series C Preferred Shares at par as pledged loan collateral totaling $12,500 due to ongoing litigation.

The Company has started legal proceedings against several of its customers for failure to make payment for produce received which total $512,270. These amounts are included in accounts receivable.

American Nursery Exchange Leases

In June 2006, the Company entered into a one year lease agreement for a 5 acre nursery/greenhouse facility for its ANE potted plants in Valley Center, California at $4,500 per month.  This agreement is currently operating on a month to month basis at a monthly rate of $4,500.

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

In October, 2007, the Company executed a five year lease for five acres in Fallbrook, California, which will be dedicated to jade production and distribution.  The Company agreed to pay $900 a month for the first year and with annual rental increases up to $1,100 per month on the last year of the lease.

American Aloe Vera Growers Leases

In May 2007, the Company renewed a one year lease agreement for 70 acres of farm land for its aloe vera crop in Calipatria, California at $1,750 per month.  The Company anticipates a renewal lease will be executed.

Rent Expense

Rent expense for the nine months ended September 30, 2008 and 2007 was $109,506 and $112,142, respectively. Rent expense for the three months ended September 30, 2008 and 2007 was $32,210 and $35,563, respectively.

Imini Enterprises Corp Stock Escrow Agreement

On September 2, 2008, the Registrant executed an escrow agreement with Imini Enterprises Corp, (“Advisor”), a Panamanian entity, who will act as an advisor and assist in the sale of up to $3,000,000 of the Registrant’s restricted common stock and Savoy Advisors LLC, a Florida limited liability company, who will serve as the escrow agent (‘Escrow Agent”).  The Registrant has agreed to sell its restricted common stock in denominations of $5,000 at a price of 70% discount to the market.  However, such price, after taking into consideration the discount, shall not be less than $0.18 per share.  Pursuant to the escrow agreement, the Escrow Agent will hold and disburse the Registrant’s common stock as necessary.  The Registrant upon signing the agreement, agreed to deposit two million (2,000,000) shares of its restricted common stock with the Escrow Agent and the Registrant will send additional shares to the Escrow Agent when needed to maintain an appropriate number of shares to satisfy anticipated subscriptions.

The shares to be sold under this agreement are to be in compliance with Regulation S and will not be sold to any person that is, or could be expected to be, a “U.S. Person” as defined in Regulation S.  Pursuant to the agreement, the Escrow Agent will be entitled to an escrow fee of 5% of the purchase price of shares payable concurrently with the disbursement of shares by the Escrow Agent.  The offering will be terminated on December 31, 2008 subject to earlier termination.  The Advisor has also agreed to reimburse the Escrow Agent for any reasonable expenses incurred in connection with the escrow agreement.  Additionally, the Registrant has the option to extend the termination, which will not be longer than 45 days from December 31, 2008.

Note 15 - Subsequent Events

Notes

Subsequent to the quarter ended September 30, 2008, the Company received $12,500 in cash from two individuals in exchange for promissory notes and the Company repaid $1,000 to one promissory note holder.

Equity

Subsequent to the quarter ended September 30, 2008, the Company issued 8,736,550 shares of common stock of which 3,000,000 was issued in connection with the Energy Aloe, Inc. acquisition (see note below) totaling $1,347,000, 35,000 shares were issued for cash totaling $7,000, 428,000 shares were issued for services totaling $195,000, and 5,273,550 shares were issued for conversion of debt totaling $105,471.

Subsequent to the quarter ended September 30, 2008, the Company placed a stop order on the 12,500,000 Series C Preferred Shares at par as pledged loan collateral totaling $12,500.

The transactions for services were recorded based on fair value which was determined by the closing price of the Company’s stock on the date of issuance of the stock.

EnergyAloe, Inc. Letter of Intent

Subsequent to the quarter ended September 30, 2008, we executed a letter of intent with EnergyAloe, Inc. (“EnergyAloe”), a Nevada corporation, to purchase 100% of the issued and outstanding shares of Energy Aloe through a merger transaction. Pursuant to the letter of intent, the Registrant has agreed to issue 19% of the total issued and outstanding shares of their capital stock in exchange for 100% of EnergyAloe’s capital stock.  On October 31, 2008, the Company’s Board of Directors approved the issuance of 3,000,000 non-refundable shares of the Company’s common stock to EnergyAloe.

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

Subsequent Issuances of Securities Registered Pursuant to Form S-8

Subsequent to the quarter ended September 30, 2008, the Company issued 373,000 shares for services valued at $169,050. These shares were issued under an S-8 registration statement.

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

Results of Operations for the three months ended September 30, 2008 and 2007

US Farms, Inc. entered the farming and agricultural industry in the second quarter of 2006 and experienced revenues from its agricultural operations in the third quarter of 2006 through is AAVG business segment.  During 2007, the Company expanded operations through the acquisition of Kurth Nursery’s’ assets, which was the foundation of the ANE business segment.

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

The following table summarizes the Revenue by Operating Segment for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Revenue by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	122,628	217,447	(94,819)	-44%
American Nursery Exchange	116,264	10,008	106,256	1062%
Corporate	-	(582)	582	-100%
Total	$ 238,892	$ 226,873	$ 12,019	5%

Revenues for the three months ended September 30, 2008, excluding the discontinued operations of CPE, when compared to 2007, increased by $12,019, or 5%, due primarily to:

•

A decrease in Aloe Vera sales, which include potted aloe plants, bulk leaf and produce totaled $122,628, or 51% of consolidated revenues, versus $217,447 in 2007. This decrease of $94,819 was due to the Company’s inability to implement sales and marketing initiatives due to cash constraints.

•

Palms and cycads sales totaled $116,264, or 49% of consolidated revenues, versus $10,008 in 2007. This increase of $106,265 was due to sales associated with a new contract with Morgan Creek to source and distribute products to IKEA stores in the Southwest U.S.

Cost of Goods Sold

The following table summarizes the cost of goods sold for each operating business segment, excluding the discontinued operations of CPE, for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Cost of Goods Sold by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	31,086	149,684	(118,598)	-79%
American Nursery Exchange	156,601	17,504	139,097	795%
Corporate	(58,014)	-	(58,014)	na
Total	$ 129,673	$ 167,188	$ (37,515)	-22%
Cost of Goods Sold by Operating Segment %
American Aloe Vera Growers	25.3%	68.8%
American Nursery Exchange	134.7%	174.9%
Other	na	0.0%
Total	54.3%	73.7%

The cost of goods sold, decreased by $37,515, due mainly to the change in the mix of products sold and a reclassification of cost of goods sold to operating expenses in the Corporate business segment.

Gross Margins

The following table summarizes the gross margins for each operating business segment, excluding the discontinued operations of CPE, for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Gross Margin by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	91,542	67,763	23,779	35%
American Nursery Exchange	(40,337)	(7,496)	(32,841)	438%
Corporate	58,014	(582)	58,596	-10068%
Total	$ 109,219	$ 59,685	$ 49,534	83%
Gross Margin by Operating Segment %
American Aloe Vera Growers	74.7%	31.2%
American Nursery Exchange	-34.7%	-74.9%
Corporate	na	100.0%
Total	45.7%	26.3%

The gross margin, increased by $49,534 or 83%, due mainly to reductions in the aloe vera farming overhead for the period and a reclassification of cost of goods sold to operating expenses in the corporate business segment.

Operating Expenses

The following table summarizes the operating expenses for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Operating Expenses by Category	Unaudited	Unaudited	$	%
Sales, General and Administrative	$ 425,159	$ 717,445	$ (292,286)	-41%
Stock Compensation Expense	688,707	305,413	383,294	126%
Depreciation and Amortization	16,440	17,834	(1,394)	-8%
Total Operating Expenses	$ 1,130,306	$ 1,040,692	$ 89,614	9%

Total operating expenses were $1,130,306 for the three months ended September 30, 2008 versus $1,040,692 for the same period in 2007, which is an increase of $89,614 or 9%.  Sales, general and administrative expenses decreased $292,286 or $41% due to the elimination of the CPE business segment and other Company wide staff deductions. The Company paid its consultants and employees more though stock issuances resulting in a $383,294 increase in Stock Compensation Expense.

Other Income and Expense

The following table summarizes the Other Income (Expense) by category for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Other Income (Expenses)	Unaudited	Unaudited	$	%
Derivative Expense	$ (241,802)	$ -	$ 241,802	na
Interest Expense	(34,419)	(29,536)	4,883	-17%
Total	$ (276,221)	$ (29,536)	$ 246,685	-835%

Other expenses increased $246,685, due mainly to an increase in the fair value of the beneficial conversion liability for the Company’s convertible debt instruments.

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

The loss from discontinued operations for the three months ended September 30, 2008 was $54,943 versus a restated $274,127 for the same period in 2007.

Net Loss

The net loss for the three months ended September 30, 2008 was $1,352,251 versus a net loss of $1,284,670 for the same period in 2007, which was an increase of $67,581.  This increase in net loss is primarily attributable to the winding down of losses associated with the discontinued CPE business segment and an increase in the fair value of the beneficial conversion liability for the Company’s convertible debt instruments.

Results of Operations for the nine months ended September 30, 2008 and 2007

US Farms, Inc. entered the farming and agricultural industry in the second quarter of 2006 and experienced revenues from its agricultural operations in the third quarter of 2006 through is AAVG business segment.  During 2007, the Company expanded operations through the acquisition of Kurth Nursery’s’ assets, which was the foundation of the ANE business segment.

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

The following table summarizes the Revenue by Operating Segment for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Revenue by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	307,011	542,099	(235,088)	-43%
American Nursery Exchange	264,800	127,046	137,754	108%
Corporate	25,361	-	25,361	na
Total	$ 597,172	$ 669,145	$ (71,973)	-11%

Revenues for the nine months ended September 30, 2008 and 2007, excluding the discontinued operations of CPE, when compared to 2007, decreased by $71,973, or 11%, due primarily:

•

A decrease in Aloe Vera sales, which include potted aloe plants, bulk leaf and produce totaled $307,011, or 51% of consolidated revenues, versus $542,099 in 2007. This decrease of $235,088 was due to the Company’s inability to implement sales and marketing initiatives due to cash constraints.

•

Palms and cycads sales totaled $264,800, or 44% of consolidated revenues, versus $127,046 in 2007. This increase of $137,754 was due to sales associated with a new contract with Morgan Creek to source and distribute products to IKEA stores in the Southwest U.S.

Cost of Goods Sold

The following table summarizes the cost of goods sold for each operating business segment, excluding the discontinued operations of CPE, for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Cost of Goods Sold by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	138,377	362,170	(223,793)	-62%
American Nursery Exchange	339,925	57,442	282,483	492%
Corporate	(29,255)	-	(29,255)	na
Total	$ 449,047	$ 419,612	$ 29,435	7%
Cost of Goods Sold by Operating Segment %
American Aloe Vera Growers	45.1%	66.8%
American Nursery Exchange	128.4%	45.2%
Corporate	-115.4%	na
Total	75.2%	62.7%

The cost of goods, increased by $29,435, due mainly to sales mix changes between the aloe and nursery products.

Gross Margins

The following table summarizes the gross margins for each operating business segment, excluding the discontinued operations of CPE, for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Gross Margin by Operating Segment	Unaudited	Unaudited	$	%
American Aloe Vera Growers	168,634	179,929	(11,295)	-6%
American Nursery Exchange	(75,125)	69,604	(144,729)	-208%
Corporate	54,616	-	54,616	na
Total	$ 148,125	$ 249,533	$ (101,408)	-41%
Gross Margin by Operating Segment %
American Aloe Vera Growers	54.9%	33.2%
American Nursery Exchange	-28.4%	54.8%
Corporate	215.4%	na
Total	24.8%	37.3%

The gross margin, decreased by $101,408 or 41%, due mainly to the startup costs associated with the Morgan Creek contract and the sales mix change from aloe products to nursery products.

Operating Expenses

The following table summarizes the operating expenses for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Operating Expenses by Category	Unaudited	Unaudited	$	%
Sales, General and Administrative	$ 1,320,158	$ 1,590,842	$ (270,684)	-17%

Stock Compensation Expense	1,448,084	2,518,211	(1,070,127)	-42%
Depreciation and Amortization	49,320	34,450	14,870	43%
Total Operating Expenses	$ 2,817,562	$ 4,143,503	$ (1,325,941)	-32%

Total operating expenses were $2,817,562 for the nine months ended September 30, 2008 versus $4,143,503 for the same period in 2007, which is a decrease of $1,325,941 or 32% due mainly to a reduction in Stock Compensation Expense as the Company issued less stock for consulting and other services and the decrease in Sales, General and Administrative expenses due to Company overhead reductions.

Other Income and Expense

The following table summarizes the Other Income (Expense) by category for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Other Income (Expenses)	Unaudited	Unaudited	$	%
Derivative Expense	$ 420,286	$ -	$ (420,286)	na
Interest Expense	(99,837)	(75,684)	24,153	-32%
Total	$ 320,449	$ (75,684)	$ (396,133)	523%

Other expenses decreased $320,449, due primarily to the reversal of the derivative expense associated with the issuance of warrants due to the decrease of the Company’s stock price.

Discontinued Operations

On September 10, 2008, the Company announced that it was divesting itself of non-performing segments of its produce brokerage segment which includes tomatoes, asparagus and garlic operations.  Therefore, the following financial statements and exhibits have been stated (restated) for discontinued operations which include: Sammy’s Produce, Inc. (SPI), US Trading Group, Inc. (USTG); World Garlic & Spice, Inc. (WGS); and California Produce Exchange, Inc. (CPE).

The loss from discontinued operations for the nine months ended September 30, 2007 was $804,127 versus a restated profit of $11,415 for the same period in 2007.  In 2007, the CPE business segment had a very profitable asparagus harvest in the first quarter of 2007 which offset losses from other CPE operations. In 2008, the asparagus harvest was not profitable.

Net Loss

The net loss for the nine months ended September 30, 2008 was $3,153,115 versus a net loss of $3,981,069 for the same period in 2007, which was a decrease of $827,954.  The decrease in the net loss is primarily attributable the reversal of the Derivative Liability/Expense, the reduction in Stock Based Compensation and the increased loss on Discontinued Operations. Management expects that operating losses may continue as it refocuses its efforts on its continuing operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2008 compared to December 31, 2007.

	September 30,
	2008	2007	Increase/(Decrease)
Working Capital Analysis	Unaudited		$	%
Current Assets	1,595,744	2,718,665	$ (1,122,921)	-70%
Current Liabilities	5,389,569	5,256,389	133,180	2%
Working Capital Surplus (Deficit)	$ (3,793,825)	$ (2,537,724)	$ (1,256,101)	-33%

	For the Nine Months Ended
	September 30,
	2008	2007	Increase/(Decrease)
Cash Flow Analysis	Unaudited	Unaudited	$
Net Cash Used in Operating Activities	(786,598)	(3,489,504)	$ 2,702,906
Net Cash Used in Investing Activities	(5,827)	(387,455)	381,628
Net Cash Used in Financing Activities	823,184	4,158,894	(3,335,710)
Net Increase (Decrease) in Cash	$ 30,759	$ 281,935	$ (251,176)

As of September 30, 2008, the Company had total cash and current assets of $1,595,744, and current liabilities of $5,389,569 resulting in a working capital deficit of $3,793,825. The Company’s available sources for generating cash for working capital is through the issuance of common stock and notes payable and, eventually, through the development of profitable operations.

Management expects capital expenditures to be approximately $100,000 during the next fiscal year.

Our future capital requirements will depend on many factors, including the expansion of our business in the agriculture industry; increased sales in our business segments; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses.  During the first nine months of 2008, the Company raised approximately $418,547 from the sale of 375,631 post reverse shares of restricted common stock.

As of September 30, 2008, the Company had convertible and other third party debt obligations in default, excluding related accrued interest, totaling $1,467,039.  Of those in default was a convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  Additionally, there were multiple unsecured convertible notes of $772,300, bearing various annual interest rates repayable in cash or restricted common shares of the Company at the option of the note holders.  There was also a non-convertible note payable of $42,500, bearing 10% interest per annum.

On February 13, 2008, a lawsuit was filed by Donald Kurth claiming breach of contract and recovery of damages on account stated against American Nursery Exchange, a subsidiary of the Company.  The complaint was filed in the Superior Court of California and the complaint alleges material breach of contract for the sale of goods and for non-payment of a promissory note to Kurth Nurseries, Inc. This amount is included in notes payable in the financial statements. The company has since filed a counter law suit against Donald Kurth for $58,000, plus damages.

On March 11, 2008, the Convertible Debenture holder filed an Application For and Notice of Default in the Superior Court of Arizona. This $500,000 Convertible Debenture was issued on October 7, 2004 and bears 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.  This Debenture has been in default since September 2006. This amount is included in the convertible debenture in the financial statements.

The Company’s subsidiary, Sammy’s Produce, Inc, is currently in default and in the litigation process with eight vendors with respect to the Perishable Agricultural Commodities Act (PACA) for produce supplied to them totaling $832,244.  These amounts are included in accounts payable in the financial statements.

During the period ended September 30, 2008, the Company has started legal proceedings against several of its customers for failure to make payment for produce received which total $512,270. These amounts are included in accounts receivable in the financial statements.

On September 3, 2008, the Registrant received a default notice from Centaur Farms of Southern California, Inc. ("Centaur"), a California corporation, with respect to the promissory note and security agreement executed on May 1, 2008.  Pursuant to the Secured Promissory Note, the Registrant has agreed to repay $125,000 plus any accrued interest at the rate of 20% per annum to Centaur on September 1, 2008.  The notice relates to the occurrence of a default arising from the Registrant's failure to pay the principal and interest owing under the promissory note.  Additionally, pursuant to the loan agreement Centaur will be entitled to recover $50,000 in liquidated damages as well as all of its costs and expenses, including reasonable attorney's fees, in connection with the enforcement of its rights. As a part of the security agreement with Centaur, the Company's CEO, Mr. Yan Skwara, pledged as a security for the Company's promissory note 12,500,000 shares of Series C Convertible Preferred Stock into escrow on May 1, 2008. As of the date of this report, the Company placed a stop order on the 12,500,000 Series C Preferred Shares at par as pledged loan collateral totaling $12,500 due to ongoing litigation.

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

Stock-based compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. As of September 30, 2008, the Company has working capital and accumulated deficits of $3,793,825 and $25,650,036, respectively. For the nine months ended September 30, 2008, the company had a loss totaling $3,153,115. In addition, the Company is in default on certain of its promissory notes, is in litigation with a Convertible Debenture holder and a secured note holder, and is in default and in the litigation process with multiple vendors with respect to the Perishable Agricultural Commodities Act (PACA).  In addition, on June 10, 2008, the Company announced that it was divesting itself of non-performing segments of its CPE Produce Brokerage Segment which includes tomatoes, asparagus and garlic operations.

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

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. Yan Skwara, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.  Based on the evaluation, Mr. Skwara concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings, for the following reasons:

•

Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of September 30, 2008 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2008.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

On February 13, 2008, a lawsuit was filed by Donald Kurth claiming breach of contract and recovery of damages on account stated against American Nursery Exchange, a subsidiary of the Company.  The complaint was filed in the Superior Court of California and the complaint alleges material breach of contract for the sale of goods and for non-payment of a promissory note to Kurth Nurseries, Inc. The company has since filed a counter law suit against Donald Kurth for $58,000, plus damages.

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

              On September 3, 2008, the Registrant received a default notice from Centaur Farms of Southern California, Inc. (“Centaur”), a California corporation, with respect to the promissory note and security agreement executed on May 1, 2008.  Pursuant to the Secured Promissory Note, the Registrant has agreed to repay $125,000 plus any accrued interest at the rate of 20% per annum to Centaur on September 1, 2008.  The notice relates to the occurrence of a default arising from the Registrant’s failure to pay the principal and interest owing under the promissory note.  Additionally, pursuant to the loan agreement Centaur will be entitled to recover $50,000 in liquidated damages as well as all of its costs and expenses, including reasonable attorney’s fees, in connection with the enforcement of its rights. As a part of the security agreement with Centaur, the Company’s CEO, Mr. Yan Skwara, pledged as a security for the Company’s promissory note 12,500,000 shares of Series C Convertible Preferred Stock into escrow on May 1, 2008. As of the date of this report, the Company placed a stop order on the 12,500,000 Series C Preferred Shares at par as pledged loan collateral totaling $12,500 due to ongoing litigation.

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

            Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  We have not been late in our reports to the Commission through the period ended September 30, 2008.  If we do meet the obligations of this rule, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended, September 30, 2008, the Company issued 3,469,669 post reverse split shares of which 375,631 shares were issued for cash totaling $418,547, 26,000 shares were issued to Officers and Directors of the Company for services totaling $104,000, 1,021,097 shares were issued to non-affiliated parties for services totaling $1,344,084, and 46,941 shares were issued for the conversion of promissory notes and associated interest totaling $117,000. In addition, pursuant to an Escrow Agreement, 2,000,000 shares were issued for $0.

Non-Cash stock transactions are recorded based on fair value which was determined by the closing price of the Company’s stock on the date of stock issuance.

Issuer’s Repurchases during the Quarter

We did not repurchase any of our securities during the quarter ended September 30, 2008.

Subsequent to the quarter ended September 30, 2008, the Company issued 8,736,550 shares of common stock of which 3,000,000 was issued in connection with the Energy Aloe, Inc. acquisition (see note below) totaling $1,347,000, 35,000 shares were issued for cash totaling $7,000, 428,000 shares were issued for services totaling $195,000, and 5,273,550 shares were issued for conversion of debt totaling $105,471.

Subsequent to the quarter ended September 30, 2008, the Company cancelled 12,500,000 shares at par as pledged loan collateral totaling $12,500.

The transactions for services were recorded based on fair value which was determined by the closing price of the Company’s stock on the date of issuance of the stock.

EnergyAloe, Inc. Letter of Intent

Subsequent to the quarter ended September 30, 2008, we executed a letter of intent with EnergyAloe, Inc. (“EnergyAloe”), a Nevada corporation, to purchase 100% of the issued and outstanding shares of Energy Aloe through a merger transaction. Pursuant to the letter of intent, the Registrant has agreed to issue 19% of the total issued and outstanding shares of their capital stock in exchange for 100% of EnergyAloe’s capital stock.  On October 31, 2008, the Company’s Board of Directors approved the issuance of 3,000,000 non-refundable shares of the Company’s common stock to EnergyAloe.

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

Subsequent Issuances of Securities Registered Pursuant to Form S-8

Subsequent to the quarter ended September 30, 2008, the Company issued 373,000 shares for services valued at $169,050. These shares were issued under an S-8 registration statement.

Item 3.

 Defaults Upon Senior Securities

As of September 30, 2008, we had convertible and other third party debt obligations, excluding related accrued interest, which are in default:

A convertible debenture of $500,000, bearing 5% interest per annum repayable in cash or shares of the Company at the option of the note holder.

Multiple unsecured convertible notes totaling $772,300, bearing various annual interest rates repayable in cash or shares of the Company at the option of the note holder.

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

Date: November 18, 2008