Form 10KSB/A
period 2007-12-31
US FARMS, INC.
filed 2008-12-16
CIK 1054311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

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

Explanatory Note:

This amendment to the Company’s Form 10-KSB filed on April 15, 2008 for the year ended December 31, 2007 is being filed to correct typographical error on the date of the audit report from the Company’s independent registered public accounting firm.  All other items remain unchanged from the original filing.

FORWARD-LOOKING STATEMENTS

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

In this Form 10-KSB/A references to “US Farms”, “the Company”, “we,” “us,” and “our” refer to US FARMS, INC. and all of its wholly owned subsidiaries.

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

Through our subsidiaries we offer various agricultural products and services.  Through American Aloe Vera Growers ("AAVG"), we grow aloe vera potted plants, aloe vera boxed produce and bulk aloe vera leaves to brokers, wholesalers and directly to retailers.  American Nursery Exchange ("ANE") grows and sells palms, jade, cycads and other potted plants to grocery stores, garden centers, landscapers, home improvement centers and via mail order.  California Produce Exchange ("CPE") distributes a variety of bulk vegetables and fruits to brokers, distributors, food converters and grocery stores.

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

	For the Year Ended
	December 31,
Revenue by Product Category	2007 $	2007_ %
Tomatoes	$ 6,526,779	69.0%
Asparagus	1,495,506	15.8%
Aloe Vera	677,840	7.2%
Garlic	606,637	6.4%
Palms & Cycads	126,409	1.3%
Other	27,414	0.3%
Total	$ 9,460,585	100.0%

Gross Margin

The following table summarizes the gross profit by each operating business segment for the years ended December 31, 2007 and 2006:

	For the Year Ended
	December 31,		Increase/(Decrease)
Gross Profit by Operating Segment	2007	2006	$	%
California Produce Exchange	$ 595,496	$ -	$ 595,496	--
American Aloe Vera Growers	141,075	36,141	104,934	290%
American Nursery Exchange	41,955	-	41,955	--
Other	(6,825)	-	(6,825)	--
Total	$ 771,701	$ 36,141	$ 735,560	2035%

Gross Profit by Operating Segment %
California Produce Exchange	7%	--
American Aloe Vera Growers	21%	10%
American Nursery Exchange	33%	--
Other	(25%)	--
Total	8%	10%

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

ITEM 7.

FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-18 of this Form 10-K.

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

ITEM 13.

EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)a	Articles of Incorporation		10-SB		3.3	10/29/99
3(i)b	Amendment to Articles of Incorporation		10-KSB	12/31/02	3.1	05/27/03
3(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/03	3.5	04/13/04
3(i)(d)	Amendment to Articles of Incorporation		10-KSB	12/31/04	3.6	04/14/05

3(i)(e)	Amendment to Articles of Incorporation		8-K		3.7	07/17/06
3(ii)a	Bylaws of SDSDC		10-SB		3.4	10/29/99
3(ii)b	Bylaws and Amended Bylaws		10-KSB	12/31/02	3.2	05/27/03
4.4	Securities Purchase Agreement		8-K		4.4	06/12/07
4.5	Subscription Agreement		8-K		4.5	06/12/07
4.6	Securities Purchase Agreement with Westcap as the Placement Agent		8-K		4.6	06/12/07
4.7	Subscription Agreement in conjunction with Westcap offering		8-K		4.7	06/12/07
10.11	Employment Agreement with Iradjemr Shadfar		10-QSB	06/30/07	10.11	8/20/07
14	Code of Ethics		10-KSB	12/31/04	14	4/15/07
21	Subsidiaries of the registrant		10-KSB	12/31/2007	21	4/15/2008
31	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Yan K. Skwara, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press release announcing the appointment of Darin Pines as Chief Operating Officer		10-KSB	12/31/2007	99.1	4/15/2008
99.2	Press release announcing the signing of a Four Year Sub-lease Agreement for 20,000 Square Foot Produce Warehouse Facility Located in Los Angeles		10-KSB	12/31/2007	99.2	4/15/2008
99.3	Press release announcing the signing of a Five-Year Lease Agreement for Five Acre Nursery Facility in Fallbrook, California		10-KSB	12/31/2007	99.3	4/15/2008
99.4	Press release Providing Update in Regards to Recent Southern California Firestorm		10-KSB	12/31/2007	99.4	4/15/2008
99.5	Press release Announcing that the Company formalizes Membership with San Diego Farm Bureau		10-KSB	12/31/2007	99.5	4/15/2008

99.6	Press release Announcing that the Company consummates Membership with Imperial Valley Farm Bureau	10-KSB	12/31/2007	99.6	4/15/2008
99.7	Press release Announcing the Upcoming Interview With CEO Yan Skwara on WallSt.net	10-KSB	12/31/2007	99.7	4/15/2008
99.8	Press release Announcing Third Quarter 2007 Financial Results	10-KSB	12/31/2007	99.8	4/15/2008
99.9	Press release Announcing the Company Expects Excellent Winter Harvest of Asparagrus	10-KSB	12/31/2007	99.9	4/15/2008
99.10	Press release Announcing that CEO Yan Skwara is Featured in Interview on EquityGroups.com	10-KSB	12/31/2007	99.10	4/15/2008
99.11	Press release Announcing Record Sales for 2007	10-KSB	12/31/2007	99.11	4/15/2008
99.12	Press release Announcing the Showcasing at World Money Show in Orlando, Florida	10-KSB	12/31/2007	99.12	4/15/2008
99.13	Press release Announcing Smallcap Rapp™ to Feature FTS Group, Inc. and US Farms, Inc.	10-KSB	12/31/2007	99.13	4/15/2008
99.14	Press release Announcing the Company will be Present at Bluechip Capital Investment Forum	10-KSB	12/31/2007	99.14	4/15/2008
99.15	Press release Announcing the Company Retains OTC Financial Network for Investor Relations Campaign	10-KSB	12/31/2007	99.15	4/15/2008
99.16	Press release Announcing the OTC Financial Network Issues Corporate Facts Report on US Farms, Inc.	10-KSB	12/31/2007	99.16	4/15/2008
99.17	Press release Announcing the Company will Participate in Bluechip Capital National Teleconference Forum	10-KSB	12/31/2007	99.17	4/15/2008
99.18	Press release Announcing the Nursery Fulfillment Agreement with Morgan Creek Tropicals	10-KSB	12/31/2007	99.18	4/15/2008
99.19	Press release Announcing the Presentation to Southern California Keiretsu Investor Network Forum	10-KSB	12/31/2007	99.19	4/15/2008

99.20	Press release Announcing the Powerful National Investment Conference This Saturday Morning Presented by SCIA -- Southern California Investment Association in Newport Beach, CA	10-KSB	12/31/2007	4/15/2008

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

US Farms, Inc.

(Registrant)

By: /s/ Yan K. Skwara

Yan K. Skwara, Chief Executive Officer and Principal Financial Officer

(On behalf of the Registrant)

Date: December 15, 2008

EXHIBIT 31

CERTIFICATION

I, Yan K. Skwara, certify that:

1.

I have reviewed this report on Form 10-KSB/A of US Farms, Inc.;

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

Date: December 15, 2008

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

1.

the Annual Report on Form 10-KSB/A of the Company for the fiscal year ended December 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yan K. Skwara

Yan K. Skwara

Chief Executive Officer and

Principal Financial Officer

December 15, 2008

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

April 2, 2008

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